Form 10QSB
period 2006-09-30
EXOTACAR, INC.
filed 2006-11-09
CIK 1373683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-137293

EXOTACAR, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-5408832
(State or other jurisdiction of incorporation or organization)	(EmployerIdentification Number)

2132 Horse Prairie Dr.
Las Vegas, Nevada	89052
(Address of principal executive offices)	(Zip Code)

(702) 866-5834

(Registrant’s telephone number, including area code)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on November 1, 2006, was 800,000 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Exotacar, Inc.

(a Development Stage Company)

Balance Sheets

September 30,
2006
Assets

Current assets:	$5,000

$5,000

Liabilities and Stockholders' (Deficit)

Current liabilities-accounts payable	$2,500

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 800,000 shares issued and outstanding at September 30, 2006	800
Additional paid in capital	16,200
(Deficit) accumulated during development stage	(14,500)
2,500

$5,000

The accompanying notes are an integral part of these financial statements.

Exotacar, Inc.

(a Development Stage Company)

Statements of Operations

	Three Months Ending September 30,		June 3, 2005 (Inception) to September 30,
	2006	2005	2006

Revenue	$-	$-	$-

Expenses:
General and administrative expenses	-	-	7,000
Professional fees	2,500	-	7,500
Total expenses	2,500	-	14,500

Net (loss)	$(2,500)	$-	$(14,500)

Weighted average number of common shares outstanding - basic and fully diluted	771,739	700,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Exotacar, Inc.

(a Development Stage Company)

Statements of Cash Flows

			June 3, 2005
	Three Months Ending September 30,		(Inception) to September 30.
	2006	2005	2006

Cash flows from operating activities
Net (loss)	$(2,500)	$(7,000)	$(14,500)
Shares issued for services	-	7,000	12,000
Changes in assets and liabilities
(Decrease) Increase in liabilities	2,500	-	2,500
Net cash provided (used) by operating activities	-	-	-

Cash Flows from Investing Activities
Sale of common stock	5,000	-	5,000
Net cash provided by financing activities	5,000	-	5,000

Net increase (decrease) in cash	-	-	-
Cash - beginning	5,000	-	5,000
Cash - ending	$5,000	$-	$5,000

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Number of shares issued for services	-	700,000	750,000
Number of shares issued for cash	50,000	-	50,000

The accompanying notes are an integral part of these financial statements.

Exotacar, Inc.

(a Development Stage Company)

Notes

Note 1 – Basis of presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended June 30, 2006 and notes thereto included in the Company's Form SB-2 filed on September 13, 2006. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going concern

The accompanying financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the Company to continue as a going concern it must seek additional sources of capital, and it must attain future profitable operations. The Company is currently initiating its business plan and is in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Stockholders equity

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

During the period ending June 30, 2005, the Company issued 700,000 shares of its $0.001 par value common stock as founders shares valued at $7,000.

On January 15, 2006, the Company issued 50,000 shares of its $0.001 par value common stock for legal services valued at $5,000.

On August 22, 2006, the Company issued 50,000 shares of its $0.001 par value common stock to its sole officer for cash totaling $5,000.

As of September 30, 2006, there were no other issuances of common or preferred stock.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;
o	our ability to raise adequate working capital;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	loss of customers or sales weakness;
o	inability to achieve sales levels or other operating results;
o	the unavailability of funds for capital expenditures; and
o	operational inefficiencies.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document.

Item 2. Plan of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing.

Background Overview

Exotacar is a development stage company incorporated in the State of Nevada on June 3, 2005. We were formed to engage in the business of marketing exotic vehicles through our online website, (www.exotacar.com.). In July of 2006, we commenced our planned principal operations, and therefore have no significant assets.

Since our inception through September 30, 2006, we have not generated any revenues and have incurred a net loss of $14,500. Until July of 2006, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our SB-2 offering. We believe that listing fees and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Plan of Operation

We are developing an online vehicle advertising platform to provide a method by which buyers and sellers of exotic vehicles are brought together in an efficient format to browse, buy and sell vehicles to a distinct and focused customer. We intend to initially limit our auto classifieds marketplace to exotic and high line vehicles consisting of vehicles such as Mercedes-Benz, Ferrari, Bentley, Lamborghini, Maserati, Land Rover, Corvette, Porsche, high end SUVs such as Hummer and Lincoln Navigator, and other exotic vehicles. The exotic vehicle classified marketplace being developed by us will be designed to give auto shoppers and sellers more control over the entire process of buying and selling exotic vehicles by providing detailed information to make an informed buying or selling decision. Upon completion of our website, Exotacar is intended to have a website which will be a fully automated, topically arranged, intuitive, and easy-to-use service that supports a buying and selling experience in which sellers list exotic vehicles for sale and buyers provide offers on exotic vehicles in a fixed-price format.

                Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to: (i) develop a business plan, and (ii) establish an operational website as soon as practical. We have accomplished the goal of developing our business plan; however, we are in the early stages of setting up an operational website capable of providing a method of advertising, for sale, exotic vehicles. In order to operate our website, we will be required to have a scalable user interface and transaction processing system that is designed around industry standard architectures and externally developed non-proprietary software. The system will be required to maintain operational data records regarding dealers, used vehicle listings and leads generated by our listings and e-commerce partners. We do not have sufficient cash to enable us to complete our website development, which is an integral part of our operations. We have prepared our SB-2 offering to provide the basic minimum amount of funds to provide sufficient cash for the next 12 months. If we are unsuccessful in generating the cash set forth in our offering, we will be forced into curtailing the expenditures required to complete the website, until such time as we are able to either raise the cash required privately or launch another offering. Our sole officer and director, Mr. Lee has agreed to continue his part time work until such time as there are either sufficient funds from operations, or alternatively, that funds are available through private placements or another offering in the future. We have not allocated any pay for Mr. Lee out of the funds being raised in our offering. If we were to not receive any additional funds, including the funds from our offering, we could continue in business for the next 12 months. However, we would not be in a position to complete the website as set forth in our business plan, or provide any significant advertisement for our customers, thus we would not anticipate any significant revenues. Since our website is operational, we can conduct business and earn revenues.

Summary of any product research and development that we will perform for the term of the plan. We do not anticipate performing any significant product research and development under our plan of operation. In lieu of product research and development we anticipate maintaining control over our advertising, especially on the Internet, to assist us in determining the allocation of our limited advertising dollars. Additionally, we are researching the various software packages available which can be manipulated to our needs.

Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next 12 months.

Significant changes in number of employees. The number of employees required to operate our business is currently one part time individual. After we complete the current offering and have commenced our advertising program, and word of mouth advertising, and at the end of the initial 12 month period, our plan of operation anticipates our requiring additional capital to hire at least one full time person.

Milestones:

As a result of our being a development stage company with minimal amounts of equity capital initially available, $7,500, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $7,500; (2) goals based upon our funding of $45,000; and (3) goals based upon or funding additional equity and or debt in the approximate sum of $100,000 to $200,000.

Stage I: Development of our business operations based upon our President’s investment of $7,500.

•	To set up our corporate structure (file for incorporation) set up corporate governance. Accomplished through the incorporation in Nevada in June of 2005.
•	To develop an initial operational website at the lowest possible cost. Accomplished through our agreement with an outside consultant.
•

To retain counsel and an auditor to assist in preparation of documents providing for the raising of $45,000 to complete Stage II of our Plan of Operations. Accomplished in January 2006. Total costs approximately $7,500. (Counsel to be paid from proceeds of our SB-2 offering in the sum of $5,000. Auditor paid $2,500 from $7,500 equity purchase by Mr. Lee).

Stage II: Development of our business operations based upon our receipt of the net funds from our offering of $39,200. We have not commenced the majority of milestones set forth in Stage II of our Plan of Operation as a result of our not having the funds from our offering. In the event we do not receive the funds from the offering, then we will be in a position to continue with the operations of Exotacar, however no significant business will be accomplished until other equity or debt is raised, or in the unlikely event that our website as currently operational, generates sufficient revenues to incur additional advertising expenses.

Stage III: Development of our business operations based upon our receipt of additional equity and/or debt in the approximate sum of $100,000 to $200,000. With the raising of $100,000 in Stage III, we intend to pay our President a salary of $25,000 per year. There are no accruals for past salary, and the commencement date of such salary would not occur until such time as the additional funds (in addition to our present offering) are acquired. An additional $20,000 would be allocated toward salaries, and the balance of $55,000 would be utilized for legal, accounting, website enhancements, advertising and general office expenses. In the event an additional $100,000 were raised (in addition to the $45,000 in our offering, and $100,000 referenced above), we would allocate the 2nd $100,000 primarily to additional website enhancements, advertising, office space and additional staff. We anticipate that it will take us approximately 90 days after the funding referenced in this Stage III to expand our advertising, hire personnel, and obtain office space.

Until an infusion of capital from our offering, we will not be able to complete Stage II of our Plan of Operation. We currently have insufficient capital to commence any significant advertising campaign, or complete our website. Although our website is currently operational and we are starting to place exotic vehicle advertisements, our Plan of Operation is premised upon having advertising dollars available. We believe that the advertising dollars allocated in the offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern. We believe that the proceeds of our offering will enable us to maintain our operations and working capital requirements for at least the next 12 months, without taking into account any internally generated funds from operations. We will need to raise $45,000, with net proceeds of $39,200, to comply with our business plan of operations for the next 12 months based on our capital expenditure requirements.

After our offering, we will require additional funds to maintain and expand our operations as referenced in our Stage III. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of the shares being offered in this prospectus. At this time we have no earmarked source for these funds. Additionally, there is no guarantee that we will be able to locate additional funds. In the event we are unable to locate additional funds, we will be unable to generate revenues sufficient to operate our business as planned. For example, if we receive less than $100,000 of the funds earmarked in Stage III, we would be unable to significantly expand our advertising to levels under Stage III. Alternatively we may be required to reduce the payments of salary to our President and cover legal and accounting fees required to continue our operations. There is still no assurance that, even with the funds from our offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Liquidity and Capital Resources

Cash will be increasing primarily due to the receipt of funds from our offering to offset our near term cash equivalents. Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

We are a development stage company organized in June 2005 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment. Our auditor’s have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

We were incorporated in June of 2005 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $14,500 for the three months ended September 30, 2006, and (iii) we have incurred losses of $7,000 and $2,500 for the three months ended September 30, 2005 and 2006 respectively, and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website and commenced the listing of vehicles for sale through our website, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of Exotacar to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

Because of competitive pressures from competitors with more resources, Exotacar may fail to implement its business model profitably.

The business of advertising vehicles for resale on the Internet is highly fragmented and extremely competitive. There are numerous competitors offering similar services. The market for customers is intensely competitive and such competition is expected to continue to increase. There are no substantial barriers to entry in this market and we believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing solutions developed by us, our competitors, and their advisors.

Many of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger customer bases, established technology driven websites, and significantly greater financial, technical and marketing resources than we do. As a result, they will be able to respond more quickly to new or emerging advertising techniques, technologies, and changes in customer requirements, or to devote greater resources to the development, promotion and marketing of their listing and advertising services than we can. Such competitors are able to undertake more extensive marketing campaigns for their services, adopt more aggressive pricing policies and make more attractive offers to potential employees, and strategic advertising partners.

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of your investment.

Due to our start-up nature, we will have to incur the costs of advertising which is intended to generate revenue from listing fees, in addition to hiring new employees and commencing additional marketing activities for listing services. To fully implement our business plan we will require substantial additional funding. Our SB-2 offering, if successful, will only enable us to commence advertising for listing clients, and will assist us in further developing our initial business operations, including the enhancement of our website; however will not be sufficient to allow us to expand our business meaningfully. Additionally, since the net offering proceeds have been earmarked for advertising expenses, some website development fees, and minimal working capital, we will not be capitalized sufficiently to hire or pay employees.

We will need to raise additional funds to expand our operations. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

As a result of our deficiency in working capital at September 30, 2006 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.

There is no current public market for our common stock; therefore you may be unable to sell your securities at any time, for any reason, and at any price, resulting in a loss of your investment.

As of the date of this filing, there is no public market for our common stock. Although we plan, in the future, to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason. We have not originated contact with a market maker at this time, and do not plan on doing so until completion of our SB-2 offering.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Exotacar; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Exotacar are being made only in accordance with authorizations of management and directors of Exotacar, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Exotacar’s assets that could have a material effect on the financial statements.

We have one individual performing the functions of all officers and directors. This individual is responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Ari Lee, our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Lee, our Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form SB- 2 (File No. 333-137293), related to our initial public offering, was declared effective by the SEC on October 30, 2006. A total of 450,000 shares of our Common Stock was registered with the SEC with an aggregate offering price of $45,000. All of these shares were registered on our behalf. As of November 1, 2006, we have not sold any shares under the registration statement.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Exotacar, Inc.		SB-2		3(i)(a)	9/13/06
3(ii)(a)	Bylaws of the Exotacar, Inc.		SB-2		3(ii)(a)	9/13/06
4	Instrument defining the rights of security holders: (a) Articles of Incorporation (b) Bylaws (c) Stock Certificate Specimen		SB-2 SB-2 SB-2			9/13/06 9/13/06 9/13/06
10.1	Subscription Agreement		SB-2		10.1	9/13/06
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXOTACAR, INC.

(Registrant)

By:/s/ Ari Lee
Ari Lee, President &
Chief Executive Officer (On behalf of
the registrant and as principal accounting
officer)

Date: November 9, 2006