Form 10QSB
period 2006-12-31
EXOTACAR, INC.
filed 2007-01-19
CIK 1373683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-137293

EXOTACAR, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-5408832
(State or other jurisdiction of incorporation or organization)	(Employer Identification Number)

2132 Horse Prairie Dr.
Las Vegas, Nevada	89052
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock, $0.001 par value, outstanding on January 1, 2007, was 800,000 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Exotacar, Inc.

(a Development Stage Company)

Balance Sheet

December 31,
2006
Assets

Current assets:
Cash	$2,430
Total current assets	2,430

$2,430

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$3,000
Total current liabilities	3,000

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued or outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 800,000 shares issued and outstanding	800
Additional paid in capital	16,200
(Deficit) accumulated during development stage	(17,570)
(570)

$2,430

The accompanying notes are an integral part of these financial statements.

Exotacar, Inc.

(a Development Stage Company)

Statements of Operations

					June 3, 2005
	For the three months ended		For the six months ended		(inception) to
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	70	-	70	-	7,070
Professional fees	3,000	-	5,500	-	10,500
Total expenses	3,070	-	5,570	-	17,570

Net (loss)	$(3,070)	$-	$(5,570)	$-	$(17,570)

Weighted average number of common
shares outstanding - basic and fully diluted	800,000	700,000	786,141	700,000

Net (loss) per share - basic and fully diluted	$(0.00)	$-	$(0.01)	$-

The accompanying notes are an integral part of these financial statements.

Exotacar, Inc.

(a Development Stage Company)

Statements of Cash Flows

			June 3, 2005
	For the six months ended		(inception) to
	December 31,		December 31,
	2006	2005	2006

Cash flows from operating activities
Net (loss)	$(5,570)	$-	$(17,570)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	12,000
Changes in operating assets and liabilities:
Accounts payable	3,000	-	3,000
Net cash provided (used) by operating activities	(2,570)	-	(2,570)

Cash flows from financing activities
Issuance of common stock	5,000	-	5,000
Net cash provided by financing activities	5,000	-	5,000

Net increase in cash	2,430	-	2,430
Cash - beginning	-	-	-
Cash - ending	$2,430	$-	$2,430

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Number of shares issued for services	-	-	750,000

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

Note 3 – Stockholders’ (deficit)

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

On June 3, 2005, the Company issued 700,000 shares of its $0.001 par value common stock as founders shares for services valued at $7,000.

On January 15, 2006, the Company issued 50,000 shares of its $0.001 par value common stock for legal services valued at $5,000.

On August 21, 2006, the Company issued 50,000 shares of its $0.001 par value common stock to its sole officer for cash totaling $5,000.

As of December 31, 2006, there were no other issuances of common and/or preferred stock.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Future Operating Results” in this document.

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

Since our inception through December 31, 2006, we have not generated any revenues and have incurred a net loss of $17,570. Until July of 2006, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our SB-2 offering. We believe that listing fees and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

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

Satisfaction of our cash obligations for the next twelve months. Our plan of operation has provided for us to: (i) develop a business plan, and (ii) establish an operational website as soon as practical. We have accomplished the goal of developing our business plan; however, we are in the early stages of setting up an operational website capable of providing a method of advertising, for sale, exotic vehicles. In order to operate our website, we will be required to have a scalable user interface and transaction processing system that is designed around industry standard architectures and externally developed non-proprietary software. The system will be required to maintain operational data records regarding dealers, used vehicle listings and leads generated by our listings and e-commerce partners. We do not have sufficient cash to enable us to complete our website development, which is an integral part of our operations. We have prepared our SB-2 offering to provide the basic minimum amount of funds to provide sufficient cash for the next twelve months. If we are unsuccessful in generating the cash set forth in our offering, we will be forced into curtailing the expenditures required to complete the website, until such time as we are able to either raise the cash required privately or launch another offering. Our sole officer and director, Mr. Lee has agreed to continue his part time work until such time as there are either sufficient funds from operations, or alternatively, that funds are available through private placements or another offering in the future. We have not allocated any pay for Mr. Lee out of the funds being raised in our offering. If we were to not receive any additional funds, including the funds from our offering, we could continue in business for the next twelve months. However, we would not be in a position to complete the website as set forth in our business plan, or provide any significant advertisement for our customers, thus we would not anticipate any significant revenues. Since our website is operational, we can conduct business and earn revenues.

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

Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next twelve months.

Significant changes in number of employees. The number of employees required to operate our business is currently one part time individual. After we complete the current offering and have commenced our advertising program, and word of mouth advertising, and at the end of the initial twelve month period, our plan of operation anticipates our requiring additional capital to hire at least one full time person.

Milestones:

As a result of our being a development stage company with minimal amounts of equity capital initially available, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $7,500; (2) goals based upon our funding of $45,000; and (3) goals based upon or funding additional equity and or debt in the approximate sum of $100,000 to $200,000.

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

Stage III: Development of our business operations based upon our receipt of additional equity and/or debt in the approximate sum of $100,000 to $200,000. With the raising of $100,000 in Stage III, we intend to pay our President a salary of $25,000 per year. There are no accruals for past salary, and the commencement date of such salary would not occur until such time as the additional funds (in addition to our present offering) are acquired. An additional $20,000 would be allocated toward salaries, and the balance of $55,000 would be utilized for legal, accounting, website enhancements, advertising and general office expenses. In the event an additional $100,000 were raised (in addition to the $45,000 in our offering, and $100,000 referenced above), we would allocate the second $100,000 primarily to additional website enhancements, advertising, office space and additional staff. We anticipate that it will take us approximately 90 days after the funding referenced in this Stage III to expand our advertising, hire personnel, and obtain office space.

Until an infusion of capital from our offering, we will not be able to complete Stage II of our Plan of Operation. We currently have insufficient capital to commence any significant advertising campaign, or complete our website. Although our website is currently operational and we are starting to place exotic vehicle advertisements, our Plan of Operation is premised upon having advertising dollars available. We believe that the advertising dollars allocated in the offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern. We believe that the proceeds of our offering will enable us to maintain our operations and working capital requirements for at least the next twelve months, without taking into account any internally generated funds from operations. We will need to raise $45,000, with net proceeds of $39,200, to comply with our business plan of operations for the next twelve months based on our capital expenditure requirements.

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

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

We are a development stage company organized in June 2005 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment. Our auditor's have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

We were incorporated in June of 2005 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $17,570 from June 3, 2005 (Inception) to December 31, 2006, and (iii) we have incurred losses of $5,570 and $0 for the six months ended December 31, 2006 and 2005 respectively, and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website and commenced the listing of vehicles for sale through our website, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of Exotacar to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

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

As a result of our deficiency in working capital at December 31, 2006 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form SB- 2 (File No. 333-137293), related to our initial public offering, was declared effective by the SEC on October 30, 2006. A total of 450,000 shares of our Common Stock was registered with the SEC with an aggregate offering price of $45,000. All of these shares were registered on our behalf. As of January 1, 2007, we have not sold any shares under the registration statement.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Exotacar, Inc.		SB-2		3(i)(a)	9/13/06
3(ii)(a)	Bylaws of the Exotacar, Inc.		SB-2		3(ii)(a)	9/13/06
4	Instrument defining the rights of security holders: (a) Articles of Incorporation (b) Bylaws (c) Stock Certificate Specimen		SB-2			9/13/06
10.1	Subscription Agreement		SB-2		10.1	9/13/06
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXOTACAR, INC.

(Registrant)

By:/s/ Ari Lee
Ari Lee, President &
Chief Executive Officer (On behalf of
the registrant and as principal accounting
officer)

Date: January 18, 2007