Form 10QSB
period 2007-03-31
EXOTACAR, INC.
filed 2007-05-14
CIK 1373683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 1, 2007, was 800,000 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Exotacar, Inc.

(a Development Stage Company)

Balance Sheet

March 31,
2007
Assets

Current assets:
Cash	$2,250
Total current assets	2,250

$2,250

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$3,500
Total current liabilities	3,500

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued or outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 800,000 shares issued and outstanding	800
Additional paid in capital	16,200
(Deficit) accumulated during development stage	(18,250)
(1,250)

$2,250

The accompanying notes are an integral part of these financial statements.

Exotacar, Inc.

(a Development Stage Company)

Statements of Operations

					June 3, 2005
	For the three months ended		For the nine months ended		(inception) to
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	180	-	250	-	7,250
Professional fees	500	-	6,000	-	11,000
Total expenses	680	-	6,250	-	18,250

Net (loss)	$(680)	$-	$(6,250)	$-	$(18,250)

Weighted average number of common
shares outstanding - basic and fully diluted	800,000	700,000	790,693	700,000

Net (loss) per share - basic and fully diluted	$(0.00)	$-	$(0.01)	$-

The accompanying notes are an integral part of these financial statements.

Exotacar, Inc.

(a Development Stage Company)

Statements of Cash Flows

			June 3, 2005
	For the six months ended		(inception) to
	March 31,		March 31,
	2007	2006	2007

Cash flows from operating activities
Net (loss)	$(6,250)	$-	$(18,250)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	12,000
Changes in operating assets and liabilities:
Accounts payable	3,500	-	3,500
Net cash provided (used) by operating activities	(2,750)	-	(2,750)

Cash flows from financing activities
Issuance of common stock	5,000	-	5,000
Net cash provided by financing activities	5,000	-	5,000

Net increase in cash	2,250	-	2,250
Cash - beginning	-	-	-
Cash - ending	$2,250	$-	$2,250

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Number of shares issued for services	-	-	750,000

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

As of March 31, 2007, there were no other issuances of common and/or preferred stock.

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

Since our inception through March 31, 2007, we have not generated any revenues and have incurred a net loss of $18,250. Until July of 2006, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital being raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our SB-2 offering. We believe that listing fees and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

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

We were incorporated in June of 2005 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $18,250 from June 3, 2005 (Inception) to March 31, 2007, and (iii) we have incurred losses of $6,250 and $0 for the six months ended March 31, 2007 and 2006 respectively, and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website and commenced the listing of vehicles for sale through our website, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of Exotacar to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

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

As a result of our deficiency in working capital at March 31, 2007 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.

Risks Relating To Our Common Stock

There is no current public market for our common stock; therefore you may be unable to sell your securities at any time, for any reason, and at any price, resulting in a loss of your investment.

As of the date of this prospectus, there is no public market for our common stock. Although we plan, in the future, to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason. We have not originated contact with a market maker at this time, and do not plan on doing so until completion of our offering.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;

•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

We have one individual performing the functions of all officers and directors. This individual developed our internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form SB- 2 (File No. 333-137293), related to our initial public offering, was declared effective by the SEC on October 30, 2006. A total of 450,000 shares of our Common Stock was registered with the SEC with an aggregate offering price of $45,000. All of these shares were registered on our behalf. As of May 14 , 2007, 45,000 shares of common stock offered were sold to 12 stockholders resulting in $6,000 of proceeds to us with no commissions paid on funds raised.  Funds from the offering will not be utilized by us until we have raised the entire $45,000.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Exotacar, Inc.		SB-2		3(i)(a)	9/13/06
3(ii)(a)	Bylaws of Exotacar, Inc.		SB-2		3(ii)(a)	9/13/06
4	Instrument defining the rights of security holders: (a) Articles of Incorporation (b) Bylaws (c) Stock Certificate Specimen		SB-2			9/13/06
10.1	Subscription Agreement		SB-2		10.1	9/13/06
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXOTACAR, INC.

(Registrant)

By:/s/ Ari Lee
Ari Lee, President &
Chief Executive Officer (On behalf of
the registrant and as principal accounting
officer)

Date: May 14, 2007