Form 10KSB
period 2007-06-30
EXOTACAR, INC.
filed 2007-09-21
CIK 1373683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-137293

EXOTACAR, INC.

(Name of small business issuer in its charter)

Nevada	20-5408832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2132 Horse Prairie Drive
Henderson, Nevada	89052
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:	(702) 866-5834

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The issuer’s revenues for its most recent fiscal year ended June 30, 2007. $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 4, 2007 was $50,000 based on a share value of $0.10.

The number of shares of Common Stock, $0.001 par value, outstanding on September 4, 2007 was 1,250,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXOTACAR, INC.

FOR THE FISCAL YEAR ENDED

JUNE 30, 2007

Index to Report

on Form 10-KSB

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;
o	our ability to raise adequate working capital;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	loss of customers or sales weakness;
o	inability to achieve sales levels or other operating results;
o	the unavailability of funds for capital expenditures;
o	operational inefficiencies; and
o	our inability to convert our business plan into a viable business operation.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Future Operating Results” in this document.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

OVERVIEW

Business Development Summary

Exotacar is a development stage company incorporated in the State of Nevada in June of 2005. We were formed to engage in the business of marketing exotic automobiles and other high line vehicles through the advertising media of the Internet. During our initial year of formation we concentrated our energies on analyzing the viability of our business plan, and establishing our business model. Additionally, we are in the process of expanding our website, which upon completion is intended to address the aspects of our business concept as set forth below. We commenced our business operations in July of 2006 through the posting of the initial page of our website (www.exotacar.com).

We are attempting to build Exotacar into an Internet Exotic Auto Classified Marketplace in addition to a comprehensive consumer information website. Our principal goal is to earn revenues by uniting buyers and sellers of automobiles online. In order to generate revenues during the next twelve months, we must:

1. Enhance our existing website – We believe that using the Internet for an exotic auto classified marketplace and consumer information facility will provide us a base for operating our company. We registered the domain name www.exotacar.com, and have developed a preliminary website, which is expected to be expanded to be more comprehensive. As a result of the recent completion of our direct public offering, we are researching the most cost effective ways to enhance our website to effectuate our business plan.

2. Develop and implement a marketing plan – Once we expand our presence on the Internet, through the enhancement of our website, we intend to devote our efforts to developing and implementing a plan to market our services to individuals and businesses. In order to promote our company and attract customers, we may advertise via the Internet in the form of banner ads, link sharing programs and search engine placements.

3. Develop and implement a comprehensive consumer information website – In addition to providing a consumer (buyers and sellers) and trade (dealers and manufacturers) an exotic auto classified marketplace, we are seeking to develop a consumer information website. This consumer information website is intended to let shoppers research the most detailed vehicle information including buying and selling tips, car reviews, vehicle pricing and safety information, finance, insurance and warranty programs, as well as tools for comparing vehicles side by side.

Exotacar commenced listing vehicles in July of 2006, and as a result of its recent commencement of business activities has limited start-up operations and generated no revenues.

Our operations, to date, have been devoted primarily to startup and development activities, which include the following:

•	Formation of the company;

•	Creation of our initial website, www.exotacar.com;

•	Research of our competition;

•	Development of our business plan

•	Research of software to assist us in our anticipated website development;

•	Establishment of listing criteria; and

•	Market testing of preliminary listed vehicles.

Exotacar is a recently established business, with temporary offices at 2132 Horse Prairie Dr., Henderson, Nevada. Our director, officer, and sole stockholder created the business as a result of his interest in exotic automobiles, the aftermarket merchandising of automobile accessories, and marketing. Although Exotacar may be involved in acquiring small accessory operations in the future, or other vehicle advertising websites, we have no current intention to enter into other forms of mergers or acquisitions.

The vehicles currently listed for sale on our website were listed under a no fee contract to assist us in determining the viability of our classified marketplace and business concept.

Business of Issuer

We are developing an online exotic vehicle advertising platform, which is discussed below, to provide a method by which buyers and sellers of exotic vehicles are brought together in an efficient format to browse, buy and sell vehicles to a distinct and focused customer. We intend to initially limit our auto classifieds marketplace to exotic and high line vehicles consisting of vehicles such as Mercedes-Benz, Ferrari, Bentley, Lamborghini, Maserati, Land Rover, Corvette, Porsche, high end SUVs such as Hummer, Range Rover and Lincoln Navigator, and other vehicles. We believe that by limiting our classified Internet marketplace to exotic vehicles, that we stand a better chance of developing a marketplace for the resale of vehicles. The exotic vehicle classified marketplace being developed by us will be designed to give auto shoppers and sellers more control over the entire process of buying and selling exotic vehicles by providing detailed information to make an informed buying or selling decision. Upon enhancement of our website, Exotacar intends to have a website which will be a fully automated, topically arranged, intuitive, and easy-to-use service that supports a buying and selling experience in which sellers list exotic vehicles for sale and buyers provide offers on exotic vehicles in a fixed-price format.

One stop at Exotacar.com is intended to let shoppers of exotic vehicles research online before making the actual purchase. We are planning the expansion of our website, and shopping experience, to let shoppers research detailed vehicle information including buying and selling tips, car reviews, exotic vehicle mechanical issues, road rallys, vehicle pricing and safety information, finance, insurance and warranty programs, as well as tools for comparing vehicles side by side. Consumers will be able to list a used exotic vehicle on Exotacar.com, making it available to a potentially large online audience of car buyers.

We intend to be an Internet destination and marketplace in the United States for buyers and sellers of exotic used vehicles and for consumers seeking information regarding automotive products and services, such as insurance, financing and warranties. We intend to utilize the power of the Internet to aggregate in a single location an extensive network of industry participants and a comprehensive database of automotive information on exotic autos to create an open marketplace that is local, regional and national in nature. By providing a digital marketplace, we intend to be able, upon full implementation, to bring automobile dealers, private sellers and other industry participants, such as vendors of automotive products and services and national advertisers, together with purchase-minded consumers at the moment when these consumers are directly engaged in a search for a used vehicle or automotive products and services.

Based upon our business model, we intend to provide significant benefits to dealers, private sellers and other industry participants by enabling them to advertise, interact and transact with what we believe is a significant online consumer audience related to the exotic vehicle market.

Upon completion of enhancements, we intend our website to allow consumers to effectively navigate a large database of used exotic vehicle listings in the United States, thereby optimizing their ability to find the vehicle of their choice in their chosen geographic area. We also intend to provide one of the most comprehensive sources of automotive information, including a variety of decision tools, buying and selling tips, vehicle specifications and reviews, vehicle pricing and safety information, as well as assistance with delivery of vehicles, financing, insurance and warranty programs.

We believe that our website, upon full implementation, will generate leads (potential buyers requesting a phone number, directions or an e-mail address) for dealers that allow them to precisely target purchasers of used exotic vehicles in a manner which is more effective than traditional media.

Our business model is being built on multiple revenue streams from a variety of industry participants interested in marketing their services to our consumer audience. We anticipate generating our revenues primarily from fees for consumer sales, dealer and consumer services. We also intend to generate revenues from facilitating automotive e-commerce transactions, and eventually, online used exotic vehicle auction-style trading services and national advertising.

Our objective is to build and maintain a superior online marketplace for facilitating transactions between buyers and sellers of exotic vehicles. After developing a position in the market for our service, the main thrust of our strategy is to enhance our market position by growing our database of exotic vehicle listings and sellers, our database of information regarding the vehicle searching patterns of buyers, our network of dealers and the audience of users of our website.

Inefficiencies of Traditional Used Vehicle Buying and Selling Methods

This highly fragmented, intensely competitive distribution system has resulted in high customer acquisition costs. Dealers operate in highly localized markets, and the competition for consumers within these local markets has resulted in increased advertising and marketing costs that continue to place downward pressure on dealer profits. Traditional advertising and promotional methods are typically able to reach only consumers in a limited local or regional geographic area, thus confining the potential payback from advertising to a specific localized audience. Traditional mass advertising media, such as newspapers, radio or television, are also inefficient because they reach many consumers who are not in the used vehicle market and they do not provide a means to target advertising to consumers who are likely to purchase used vehicles based upon their individual preferences and interests. Moreover, the costs associated with traditional mass advertising typically rise every year, generally without attendant increases in the size or precision of the audience delivery.

For the consumer, the process of buying and selling a used vehicle is generally viewed as an inefficient process. Although the purchase of a vehicle is one of the largest purchases made by most consumers, consumers historically have not had access in a single, centralized location to the information needed to research and evaluate automotive purchasing decisions. In particular, many consumers express dissatisfaction with the traditional sources of vehicle information, such as newspaper classified advertisements or visits to a dealer, because these individual sources contain only a small percentage of the total universe of vehicles for sale in their local market. As a result, consumers must often make significant purchasing decisions and compromises with limited and incomplete information. At the time of a vehicle purchase, the consumer must also make decisions on, and deal with multiple parties to arrange for, other products and services such as financing, insurance and warranties, often with an insufficient number of options and inadequate available information.

The Online Used Vehicle Opportunity

Because of the size and fragmented nature of the used vehicle industry and its reliance on the exchange of information, the Internet provides an efficient platform for dealers to aggregate and disseminate information to consumers as well as to expose both consumers and dealers to an extensive range of buying and selling opportunities. Compared with traditional media, the Internet provides significant advantages to dealers and private sellers of used vehicles in that they have the ability to target local buyers more cost-effectively, differentiate their products and services more effectively and expand the size of their market to reach potential consumers beyond their normal trading area.

We believe that consumers are increasingly using the Internet when making automotive purchase decisions because of the inadequacy of available information from other sources and the convenience of searching a database of aggregated automotive information from the privacy of their home or office. According to at least one source, Internet sales for 2005 accounted for 7.5% of car sales, up from 5.7% last year. We understood this figure to include new and used vehicles. While the Internet substantially increases the amount of information available for researching and evaluating automotive purchasing decisions and choices, this information is often not aggregated at a central, organized source. To date, we believe that other automotive-related websites that have attempted to capitalize on this market opportunity have only recently aggregated a broad and extensive participation of used vehicle dealers, private sellers and other industry participants; however with only a minimal focus on the exotic vehicle.

The Exotacar Solution

We believe that by providing a marketplace on the Internet where buyers and sellers of used exotic and other high line vehicles and automotive-related products and services can meet, negotiate and control their purchase decisions, we intend to have significantly improved the vehicle purchasing and selling process for both buyers and sellers. A powerful Internet marketplace can provide dealers, private sellers, vendors of automotive products and services and national advertisers an effective environment for reaching an economically and geographically diverse group of targeted consumers (ie buyers or sellers of exotic vehicles) who have expressed an interest in automotive information by logging onto our website. Our website is being designed to provide consumers with a "one-stop" destination that incorporates all aspects of commerce and content related to the process for purchasing and selling used exotic and high line vehicles and automotive products and services.

Significant Benefits to Dealers

If we are able to structure our website the way we envision the website in our business plan, then we believe we will provide significant benefits to dealers such as:

•

Online Consumer Audience of Exotic Autos. We believe that by offering dealers an online consumer audience of used exotic vehicle shoppers that our website will provide dealers with access to a much larger and more geographically diverse consumer base than they can find through traditional, locally-oriented advertising and distribution channels.

•

Low Cost and Flexible Services. We intend to provide dealer listings and advertisements in a cost-effective manner, frequently reducing the per vehicle costs associated with advertising a used vehicle. Our website is being designed so that basic used vehicle listings will be posted on our website without requiring binding contracts. Enhanced listings and other promotional products such as banner advertising will be able to be purchased for various fees, which depend on contract terms. We plan on developing a listing process and user-friendly software that will allow dealers to update their listings and make changes as often as they wish, a flexibility and convenience not found in traditional advertising dependent upon fixed publishing and advertising schedules. Dealers will be able to access their listings to make these changes 24 hours a day, seven days a week through a password-protected system, and these changes will be generally posted on our website within a few hours.

•

Ability to Target Exotic Vehicle Purchasers. We find the ability to target specific dealer listings and advertisements to users by geography and vehicle year, make, model and pricing will enable our website to match demand for and supply exotic used vehicle information more efficiently than any traditional distribution channel. Upon our completion of acquiring a proprietary search engine and targeting, tracking and analysis software in the future, our website is anticipated to be able to display and monitor dealer listings and advertisements that are most likely to be of interest to a specific consumer based upon his or her search criteria and zip code. As a result, dealers may experience a level of marketing precision with Exotacar that is unavailable through traditional newspaper, radio and television advertising.

•

Wide Range of Listing and Advertising Products. We are also planning on our website to have targeted listing and advertising products together with, customer-driven search tools and functionality to facilitate effective presentation and matching of a dealer's inventory and services with the desired features and criteria of prospective buyers. In addition to posting basic used vehicle listings on our website free of charge, dealers will be able to purchase a wide range of online listing and advertising products, including:

•	enhanced listings, which provide a more prominent presentation of a dealer's vehicles similar to bold listings in the Yellow Pages;
•	inventory pages, which enable visitors to view a dealer's entire inventory of exotic vehicles, one mouse click from any one of its vehicle listings on our website;
•	website links, which enable visitors to our website to link through to the dealer's own website;
•

website design and hosting, which provide dealers with their own prominently listed Internet address in the Exotacar.com Dealer Directory for maximum exposure and a searchable used vehicle inventory database;

•

banner advertising, which displays a dealer's advertisement on a Web page as it is being viewed by a potential buyer determined by search criteria, including geography and vehicle year, make, model and pricing.

•

Access to Database of Consumer Buying Trends. Based upon the design of the software we are reviewing, we will also be able to collect, filter and report to dealers usable information on the shopping habits of used vehicle purchasers in a dealer's region. Additionally, we would provide dealers with monthly usage tracking reports with information on the number of vehicles listed on our website by a dealer, the number of times a dealer's listings are presented on a search results page and the number of leads sent to a dealer to aid dealers in further targeting their product offerings in their markets.

•

Open, Non-Exclusive Marketplace. Our business plan takes into account that we may act as a neutral intermediary that facilitates the interaction and exchange of information between dealers and potential used vehicle purchasers, rather than competing with the dealers directly by taking title to used vehicles and then selling the vehicles to users of our website. Dealers listing their vehicles on our website are not precluded from also listing their vehicles on other websites or through more traditional advertising methods. As a result, we will offer dealers a non-exclusive channel to target potential buyers without having to compete with us in the process. Furthermore, unlike many of our competitors, we would not compel dealers to follow specific marketing rules or policies such as "no haggle prices." By enabling all types of dealers and styles of selling to participate in our open marketplace, we would make it easy for dealers to include Exotacar in their marketing mix.

Significant Benefits to Consumers

•

Flexible, Customer-Driven Search Process. Our website is intended to employ a specialized search engine, which will allow consumers to quickly, conveniently and easily navigate through our listings of used exotic vehicles to locate vehicles that match their specific search criteria, including variables such as make, model, price and geographic location. Once a consumer finds the desired vehicle, the consumer will be provided with the seller's contact information as well as links to a wide range of detailed information about the vehicle, including specifications, ratings, retail and trade-in values and review by automotive experts. We are planning the website to also feature a decision guide software, which will help our users choose the vehicle that is right for them. By completing a simple "Custom Search" question-and-answer form, users will be guided to vehicles that match their desires and needs. In addition, the website would also enable consumers to review automotive-related products and services easily from category to category (e.g. from insurance to finance) without needless backtracking. Moreover, the consumer data captured by our database would enable us to provide customized advertising messages to consumers that may be based, for example, on the category of vehicle inquiries they have made.

•

Convenient and Efficient Shopping Experience. Our website, upon completion, is intended to provide a "one-stop" shopping environment that can significantly enhance the ongoing relationship between sellers and buyers by allowing consumers to select used exotic vehicles and obtain automotive information conveniently in the privacy of their home or office. The website will also create a direct connection between the consumer and the relevant dealer or private seller by providing the consumer with contact information such as an e-mail address, telephone number and map with directions. Consumers will be able to obtain online access, at no charge, to the proposed comprehensive, up-to-date information on our website that they need to make an informed purchase decision. Information about vehicle models and options, dealer costs, safety information, used vehicle values and reviews and articles from such sources as Intellichoice, New Car Test Drive, Road and Track, Car & Driver and Robb Report will be collected in a centralized location, providing consumers with an objective, convenient and cost-effective means to make informed purchase decisions.

•

Availability of Automotive Products and Services. Traditionally, consumers have been dependent on dealers and third-party vendors for automotive products and services, such as automotive delivery services, financing, insurance, warranty, automotive parts and repair services. Our website is intended to offer consumers convenient access to and online connectivity with a comprehensive range of these services. In addition, we are anticipating aftermarket service offerings in the areas of repairs and maintenance by offering links to providers of these services for exotic vehicles within a consumer's chosen geographic area as well as third-party reviews and editorial content. By way of example, we believe that many exotic car purchases occur across state lines, requiring some form of delivery service. We anticipate establishing relationships with transportation firms to assist our customers in delivery of their newly purchased vehicle. We believe that providing a verity of service offerings in a single location improves a consumer's ability to make an automotive purchase and to research and purchase other automotive products and services at the same moment, enhancing a consumer's satisfaction with our service.

•

Private Seller Listings. We will also serve consumers by enabling them, as private sellers, to list their used vehicles for sale on our website at minimal charge. With this listing option, private sellers make their listings available to a potentially large and geographically diverse number of potential buyers. In addition, private sellers would benefit from the ability of our website to more effectively target consumers in their geographic area than more traditional media.

Significant Benefits to Other Industry Participants

•

Vendors of Automotive Products and Services. We anticipate providing vendors of automotive products and services with access to a large and growing number of purchase-minded consumers who, in many instances, may require insurance, financing, warranties, a roadside assistance program or other automotive products and services. Consumers seeking automotive information are also often interested in, or may be specifically researching, information regarding competitive providers for their current automotive products and services. Vendors of automotive products and services may be able to benefit from the ability of our database and software to direct their advertised products to a targeted consumer audience, which may provide them with a competitive advantage and an opportunity to increase their product sales.

•

National Advertisers. By utilizing the wide range of targeted marketing offerings of Exotacar, national advertisers may be able to gain exposure to a targeted group of exotic auto purchase-minded consumers at the moment when these consumers are directly engaged in a search for information regarding automotive products and services on our website. We intend to establish national advertising accounts with the automotive industry, however at this time no such contact has been established.

COMPETITIVE ADVANTAGES

In terms of the number of dealers, private sellers and used car shoppers, we do not anticipate an ability to create a competitive advantage over other well established sites for some time in the future.

STRATEGY

Our objective is to build and maintain an online marketplace for facilitating transactions between buyers and sellers of used exotic and high line vehicles. We intend to accomplish our objective by pursuing the following strategic initiatives:

•	Enhance and Broaden Services, Relevant E-Commerce Offerings and Content Offerings

We anticipate offering products and services such as expanded advertising and promotional opportunities, forms of enhanced listings, dealer website services, additional finance, insurance and aftermarket services and inspection and certification services. We also plan to enhance and expand the selection criteria of our customer-driven search tools by allowing searches that include desired vehicle trim levels, options and colors to pinpoint even more effectively the used vehicle of the consumer's choice. We currently do not have the required software to provide for the type of searches we anticipate; however we have commenced the evaluation process.

We intend to work with leading exotic automotive content providers, such as, New Car Test Drive, Car & Driver, and Road and Track to provide consumers with product reviews and editorials, expert advice and comparisons and other information. We intend to further integrate these content offerings with our search and purchase functions by deploying new enhanced versions of our website thereby further establishing ourselves as a comprehensive, independent destination for automotive information and encouraging repeat user visits. Additionally, we intend to broaden the resources available to consumers by developing relationships with other leading automotive content providers.

•	Increase Brand Awareness and Consumer Traffic

We believe that building consumer and dealer awareness of the Exotacar brand and the products and services that we offer is critical to our effort to build an Internet marketplace destination for exotic used vehicle buying and selling and obtaining information regarding automotive products and services. We intend to focus our consumer marketing efforts primarily on online advertising with selected high traffic Internet portals and websites. Our strategy is to further increase our brand awareness and website traffic through advertising efforts encompassing online advertising methods and appearing at select trade shows for exotic vehicles.

•	Leverage Our Business Model

Our business model revolves around facilitating the interaction between buyers and sellers of used exotic vehicles and other automotive-related products and services. By combining an expansion of consumer traffic to our website with an expansion of the size and information content of our listing database, we expect to continue to experience rapid growth in the generation of leads for sellers and other industry participants. Unlike many of our competitors, we are developing a scalable business model characterized by multiple revenue streams, a significant portion of which are recurring in nature:

-	subscription and advertising fees from dealer services;
-	revenue from facilitating automotive e-commerce transactions (such as financing, insurance, warranties and aftermarket products);
-	fees from our online used vehicle, auction-style trading services where we intend to utilize websites such as those operated by eBay; and
-	fees from national advertising programs, promotions and services.

Services to Consumers

We intend to offer consumers a "one-stop" shopping website with all of the information and tools a consumer needs to cover each step of the used vehicle shopping or selling process.

Vehicle Search, Selection and Listing.

Our proposed website will make the vehicle search, selection and listing process easy by providing a searchable database of vehicle listings, a user-friendly online used vehicle listing form and access to an auction-style website and a new vehicle website. More specifically, we intend to provide consumers with the following services:

•

Searchable Used Exotic Vehicle Listings. Search our listings database by make, model, year, price and geographic location and obtain contact information such as e-mail addresses, telephone numbers and maps with directions.

•	"Sell a Car" Service. List a used vehicle on our website at minimal cost by completing our online order
•	Vehicle Histories. Perform a "lemon check" to find out a particular vehicle's ownership and maintenance history by accessing CarFax.com's database of vehicle histories
•

Product Information and Consumer Tools. Our website will help consumers select the right vehicle for them based upon their individual preferences, price parameters and financial condition. We intend to provide consumers with expert reviews and advice relating to the automotive market. More specifically, we anticipate providing consumers with the following services:

o	Decision Guide. Complete a simple "Custom Search" question-and-answer form in our interactive decision guide to find out which vehicle best fits the consumer's desires, needs and budget.
o

Vehicle Reviews and Comparisons. Review automotive content materials from such leading content providers as IntelliChoice, New Car Test Drive, Car & Driver, Road and Track and Consumer's Digest to find vehicle reviews and buying and selling tips.

o	Pricing Guides. Obtain used vehicle pricing information to learn what price the consumer should pay for a used vehicle or what price the consumer should ask for his or her used vehicle.

Services to Other Industry Participants

We intend to offer other industry participants the following services on our website:

•

E-Commerce. We intend to provide vehicle transportation companies, finance companies, insurance companies, manufacturers and other vendors of automotive products and services the ability to reach purchase-minded, or service minded consumers on our website in order to capture sales opportunities for which we receive commissions and advertising fees. More specifically, we intend to provide the following services:

o

Financing. Offer financing products and information. For example, we intend to establish financing alliances with lenders such as Ford Motor Credit and GMAC. We have not made contact with these product vendors at this time.

o

Insurance. Offer insurance product and information. For example, we intend to set up an alliance for insurance providers such as Allstate who can provide access to an agent in the consumer's area who can answer the consumer's insurance questions and GE Auto Insurance to provide direct insurance quotes. We have not made contacts with these carriers at this time.

Aftermarket Goods and Services

Advertising. If we are successful with our website, we intend to provide national and regional industry participants, who sell aftermarket goods and services, with an effective, efficient and accessible website on which to promote their products and services.

Technology

In order to operate our website, we will be required to have a scalable user interface and transaction processing system that is designed around industry standard architectures and externally developed non-proprietary software, such as that provided by SAS. The system will be required to maintain operational data records regarding dealers, used vehicle listings and leads generated by our listings and e-commerce partners. The system will also be required to handle other aspects of the used vehicle shopping process, including providing dealer contact information and submitting insurance, warranty and finance inquiries, as well as other inquiries and information, to various vendors.

The system will be required to have the capability to provide dealers, advertisers and vendors with online access to information relevant to their business. For example, these vendors should be able to access an Exotacar extranet (Dealers.exotacar.com) to manage their used exotic car inventory by adding, modifying or updating their listings, as well as uploading pictures of used cars.

Our operations will be required to provide website services 24 hours a day, seven days a week with occasional short interruptions due to maintenance or system problems, such as power failures or router failures. We will be required to have two website hosting operations for redundancy and load distribution, with two separate locations. Both of these hosting facilities will be required to be state-of-the-art with multiple redundancies for power and network components. Additionally, at each facility, our systems will be required to have redundant units such as multiple Web servers and databases. These systems are expensive and cause us a capital outlay which we currently do not have.

Competition

Each of our used vehicle listing services, automotive products and services and content offerings competes against a verity of Internet and offline providers. Barriers to entry on the Internet are relatively low; however, most other websites do not currently offer our proposed unique blend of extensive used exotic vehicle listings, automotive products and services and relevant content offerings. We anticipate facing significant competition in the future from new websites that offer the same emphasis on used exotic vehicle listings and services and existing websites that introduce competing services.

Automotive Advertising Media

Our used exotic vehicle listing services, when available, will compete against a number of websites that offer both new and used vehicle listings and a number of websites posting electronic classified ads. We will also be competing with traditional media companies such as newspapers (which list used vehicles in print classified advertisements and online databases), print magazines specializing in used vehicle listings and television and radio stations. Many of these traditional media competitors either alone or as part of a consortium have established or have announced plans to establish online sites incorporating their classified listings.

Automotive Products and Services

Our proposed automotive e-commerce service offerings will, upon completion, compete against a verity of Internet and offline automotive companies. There are a number of websites that offer automotive products and services, some of which have substantial used vehicle listings and shopping information. We will also face competition indirectly from traditional offline stores that offer automotive products and services similar to those proposed to be on our website.

Content Offerings

Our content offerings will compete with both Internet and offline content providers. There are a number of websites that provide similar content. In addition, print content providers such as magazines, books and newspapers also provide similar content.

We believe that the principal competitive factors in attracting dealers, private sellers, automotive vendors and advertisers should include:

-	a large volume of website consumer traffic;
-	an awareness of brand and dealer loyalty;

-          the demographics of exotic vehicle purchasing consumers; and

-          the cost effectiveness of advertising on a website, including the ability to target advertising to specific audiences.

            We believe that the principal competitive factors in attracting consumers to our website are:

-	breadth and depth of used exotic vehicle listings;
-	brand awareness and loyalty;
-	ease of use;
-	website functionality, responsiveness and information;
-	a positive vehicle shopping experience for the consumer; and

-	quality of content, other service offerings and customer service.

Intellectual Property & Proprietary Rights

Upon completion of our website, we will regard substantial elements of our website and underlying technology as proprietary and attempt to protect them by relying on trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods. We currently do not have any technology we consider proprietary, as we are currently in our development stage.

Employees

We are a development stage company and currently have only one part-time employee, Ari Lee, who is also our sole officer and director. We look to Mr. Lee for his entrepreneurial skills and talents. It is Mr. Lee who provided us our business plan. For a discussion of Mr. Lee’s experience, please see “Director, Executive Officers, Promoters, Control Persons and Corporate Governance.” Initially Mr. Lee will coordinate all of our business operations. Mr. Lee has provided the working capital to cover our initial expense. We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees: however we do not intend to hire these individuals within the next 12 months. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

Mr. Lee is spending the time allocated to our business in handling the general business affairs of our company such as accounting, including review of materials presented to our auditors, working with our counsel in preparation of filing our SB-2 registration statement (declared effective by the SEC on October 30, 2006) and ongoing Exchange Act reports, and developing our business plan and overseeing the technological aspects of our business, including the analysis of various software companies capable of generating the type of software we require.

ITEM 2.	DESCRIPTION OF PROPERTY

Our principal address is 2132 Horse Prairie Drive, Henderson, Nevada 89052. Our phone number is (702) 866-5834. We do not lease any office space at this time.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

There is currently no public market for our securities. We have submitted, through a market maker, for inclusion of our common stock on the Financial Industry Regulatory Authority’s (FINRA) Over-the-Counter Bulletin Board; however, there can be no assurance that FINRA will approve the inclusion of the common stock.

(b) Holders of Common Stock

As of September 4, 2007, we had 49 stockholders of record of the 1,250,000 shares outstanding.

(c) Dividends

We have never declared or paid dividends on our common stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Recent Sales of Unregistered Securities

For the year ended June 30, 2007 and through the date of this filing, we did not sell any unregistered securities.

Use of Proceeds From Registered Securities

On October 30, 2006, our registration statement (File No. 333-137293) relating to our initial public offering of our common stock was declared effective by the Securities and Exchange Commission. Under the registration statement, we registered 450,000 shares of our common stock with an aggregate offering price of $45,000. As of June 30, 2007, we received subscriptions for 275,000 of the shares offered. Subsequent to year end, we received subscriptions for the remaining 175,000 of the shares offered. The offering closed on August 31,

2007. All shares of common stock offered were sold for the aggregate offering price directly by us with no commissions paid on funds raised.

We incurred offering expenses of approximately $5,800 in connection with the offering. Thus the net offering proceeds to us (after deducting offering expenses) were approximately $39,200. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

As of September 4, 2007, $5,535 of the net proceeds had been used for accounting, and transfer agent expenses. The remaining $33,665 of the net proceeds remain in our operating account pending future use.

ITEM 6.	PLAN OF OPERATION

Background Overview

Exotacar is a development stage company incorporated in the State of Nevada on June 3, 2005. We were formed to engage in the business of marketing exotic vehicles through our online website, (www.exotacar.com.). In July of 2006, we commenced our planned principal operations, and therefore have no significant assets.

Since our inception through June 30, 2007, we have not generated any revenues and have incurred a net loss of $18,814. Until July of 2006, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our SB-2 offering. We believe that listing fees and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Plan of Operation

We are developing an online vehicle advertising platform to provide a method by which buyers and sellers of exotic vehicles are brought together in an efficient format to browse, buy and sell vehicles to a distinct and focused customer. We intend to initially limit our auto classifieds marketplace to exotic and high line vehicles consisting of vehicles such as Mercedes-Benz, Ferrari, Bentley, Lamborghini, Maserati, Land Rover, Corvette, Porsche, high end SUVs such as Hummer, Range Rover and Lincoln Navigator, and other exotic vehicles. The exotic vehicle classified marketplace being developed by us will be designed to give auto shoppers and sellers more control over the entire process of buying and selling exotic vehicles by providing detailed information to make an informed buying or selling decision. Upon completion of our website, Exotacar is intended to have a website which will be a fully automated, topically arranged, intuitive, and easy-to-use service that supports a buying and selling experience in which sellers list exotic vehicles for sale and buyers provide offers on exotic vehicles in a fixed-price format.

Satisfaction of our cash obligations for the next twelve months. Our plan of operation has provided for us to: (i) develop a business plan, and (ii) establish an operational website as soon as practical. We have accomplished the goal of developing our business plan; however, we are in the early stages of setting up an operational website capable of providing a method of advertising, for sale, exotic vehicles. In order to operate our website, we will be required to have a scalable user interface and transaction processing system that is designed around industry standard architectures and externally developed non-proprietary software. The system will be required to maintain operational data records regarding dealers, used vehicle listings and leads generated by our listings and e-commerce partners. As of June 30, 2007, we did not have sufficient cash to enable us to complete our website development, which is an integral part of our operations. We subsequently raised $45,000 from a direct public offering which will provide the basic minimum amount of funds to provide sufficient cash for the next twelve months. After covering costs related to our start up business operations, as of September 4, 2007, we had cash remaining of $33,665 from our direct public offering. Our sole officer and director, Mr. Lee has agreed to continue his part time work until such time as there are either sufficient funds from operations, or alternatively, that funds are available through private placements or another offering in the future. We have not allocated any pay for Mr. Lee out of the funds raised in our offering. If we were to not receive any additional funds we could continue in business for the next twelve months. However, we would not be in a position to complete the website as set forth in our business plan, or provide any significant advertisement for our customers, thus we would not anticipate any significant revenues. Since our website is operational, we can conduct business and earn revenues.

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

Significant changes in number of employees. The number of employees required to operate our business is currently one part time individual. Once we commence our advertising program, and word of mouth advertising, and at the end of the initial twelve month period, our plan of operation anticipates our requiring additional capital to hire at least one full time person.

Milestones:

As a result of being a development stage company with minimal amounts of equity capital initially available, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $7,500 (achieved); (2) goals based upon our funding of $45,000 (funding and goals being implemented); and (3) goals based upon or funding additional equity and/or debt in the approximate sum of $100,000 to $200,000 (currently seeking other financing).

With the infusion of capital from our direct public offering, we are implementing Stage II of our Plan of Operation. We currently have insufficient capital to commence any significant advertising campaign, or complete our website. Although our website is currently operational and we are starting to place exotic vehicle advertisements, our Plan of Operation is premised upon having advertising dollars available. We believe that the advertising dollars allocated in the offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern. We believe that the proceeds of our offering will enable us to maintain our operations and working capital requirements for at least the next twelve months, without taking into account any internally generated funds from operations. As of August 31, 2007, we successfully raised $45,000 to comply with our business plan of operations for the next twelve months based on our capital expenditure requirements.

After our successfully completed offering, we will require additional funds to maintain and expand our operations as referenced in our Stage III. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our stockholders. At this time we have no earmarked source for these funds. Additionally, there is no guarantee that we will be able to locate additional funds. In the event we are unable to locate additional funds, we will be unable to generate revenues sufficient to operate our business as planned. For example, if we receive less than $100,000 of the funds earmarked in Stage III, we would be unable to significantly expand our advertising to levels under Stage III. Alternatively we may be required to reduce the payments of salary to our President and cover legal and accounting fees required to continue our operations. There is still no assurance that, even with the funds from our offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

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

We were incorporated in June of 2005 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $18,814 from June 3, 2005 (Inception) to June 30, 2007, and (iii) we have incurred losses of $6,814 and $5,000 for the years ended June 30, 2007 and 2006 respectively, and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website and commenced the listing of vehicles for sale through our website, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of Exotacar to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

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

Due to our start-up nature, we will have to incur the costs of advertising which is intended to generate revenue from listing fees, in addition to hiring new employees and commencing additional marketing activities for listing services. To fully implement our business plan we will require substantial additional funding. The proceeds from our direct public offering will only enable us to commence advertising for listing clients, and will assist us in further developing our initial business operations, including the enhancement of our website; however will not be sufficient to allow us to expand our business meaningfully. Additionally, since the net offering proceeds have been earmarked for advertising expenses, some website development fees, and minimal working capital, we will not be capitalized sufficiently to hire or pay employees.

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

As a result of our deficiency in working capital at June 30, 2007 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 7.	FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-11 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In August of 2006, we engaged the services of Lawrence Scharfman & Co. CPC P.C., to provide an audit of our financial statements for the period from June 3, 2005 (inception) to June 30, 2005 and for the year ended June 30, 2006. This was our first auditor. We have no disagreements with our auditor through the date of this filing.

ITEM 8A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Ari Lee, our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Lee, our Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings and were effective as of June 30, 2007. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

NONE

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of our Board of Directors serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. At present, Ari Lee is our sole officer and director.

Name	Age	Title
Ari Lee	32	President, Secretary/Treasurer, Director

Duties, Responsibilities and Experience

Ari Lee. President, Secretary/Treasurer, Director and founder of Exotacar from July 1, 2005 to present. Mr. Lee currently does not spend more than 10 hours per month on Exotacar business. From 2004 to 2006 Mr. Lee was the President of a Las Vegas based automotive wholesale business, specializing in aftermarket automotive accessories, including: custom wheels and tires, performance products, aerodynamic packages and interior accessories. From 2000 though 2004, Mr. Lee owned a Las Vegas based automotive accessories retailer, CCR Motorsports. Mr. Lee also provides personal business consulting services to various wholesale and retail businesses.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Company has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) in the previous five years, or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Company is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee, our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from having only a sole officer and director operating as the management for the Company. We believe that as a result of the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.

whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of Exotacar;

2.

whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.

whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to Exotacar’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. During 2007, Exotacar received no recommendation for Directors from its stockholders.

Exotacar will consider for inclusion in its nominations of new Board of Director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of Exotacar for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for Exotacar’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to Exotacar’s Secretary at the following address: 2132 Horse Prairie Drive, Henderson, Nevada 89052.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.

As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our sole officer and director, Ari Lee from inception (June 3, 2005) to June 30, 2007.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	YTD	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options
Ari Lee, President, Secretary Treasurer	2007	$-0-	-0-	-0-	-0-	-0-
	2006	$-0-	-0-	-0-	-0-	-0-
	2005	$-0-	-0-	-0-	-0-	-0-

Future Compensation

Mr. Lee has agreed to provide services to us without compensation until such time as either we have earnings from our revenue, if any, or when the $100,000 is raised in Stage II of our plan of operation, at which time we will pay Mr. Lee a salary of $25,000 per year.

Board Committees

We do not currently have any committees of the Board of Directors, as our Board consists of one member. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

Transfer Agent

The transfer agent for the common stock will be Pacific Stock Transfer Company, 500 E. Warm Springs, Suite 240, Las Vegas, Nevada 89119.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on September 4, 2007 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 1,250,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (3)
Ari Lee	750,000	60%
All Directors, Officers and Principle Stockholders as a Group	750,000	60%
(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to

(2)	Rounded to the nearest whole percentage.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company utilizes office space provided at no cost from Mr. Lee, our sole officer and director. Office services are provided without charge by the Company’s director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected.

During June of 2005, Mr. Lee received 700,000 shares of common stock, at a price of $0.01 per share as a founder of Exotacar. Mr. Lee is the sole officer, director, stockholder, and promoter of Exotacar and developed the website and business plan. During August of 2006, Mr. Lee purchased 50,000 shares of common stock, at a price of $0.10 per share, which price was based upon the share price provided to legal counsel to the company in January of 2006. The proceeds from the sale of the shares to Mr. Lee, $5,000, constituted the initial cash capitalization of the company.

Director Independence

The Board of Directors has concluded that Ari Lee, being the sole director of the Company is not considered an independent director in accordance with the director independence standards of the American Stock Exchange.

ITEM 13.	EXHIBITS

(a)	Exhibits
Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
3(i)(a)*	Articles of Incorporation of Exotacar		SB-2			9/13/2006

3(ii)(a)*	Bylaws of the Exotacar		SB-2			9/13/2006

4*	Instrument defining the rights of security holders: (a) Articles of Incorporation (b) Bylaws (c) Stock Certificate Specimen		SB-2			9/13/2006

10.1*	Subscription Agreement		SB-2			9/13/2006

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA P.C., for the audit of our financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2007 and 2006 were $5,000 and $7,500, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C. for professional services rendered for audit related fees for fiscal years 2007 and 2006 were $0 and $0, which primarily related to audit services for potential acquisition candidates.

(3) TAX FEES

The aggregate fee to be billed by Lawrence Scharfman & Co., CPA P.C. for professional services to be rendered for tax fees for fiscal year 2007 was $0 and for fiscal year 2006 was $0, respectively.

(4) ALL OTHER FEES

There were no other fees to be billed by Lawrence Scharfman & Co., CPA P.C. for the fiscal years 2007 and 2006 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXOTACAR, INC.

By: /s/Ari Lee
Ari Lee, President

Date: September 21, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Ari Lee	President, Secretary/Treasurer	September 21, 2007
Ari Lee

/s/Ari Lee	Sole Director	September 21, 2007
Ari Lee

/s/Ari Lee	Principal Executive Officer	September 21, 2007
Ari Lee

/s/Ari Lee	Principal Financial Officer	September 21, 2007
Ari Lee

Lawrence Scharfman & Co., CPA P.C.

Certified Public Accountants

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (56 I) 740-0613

INDEPENDENT AUDITORS' REPORT

EXOTACAR, INC.

2132 Horse Prairie Drive

Las Vegas NV 89052

We have audited the accompanying balance sheet of EXOTACAR, INC. (the Company) (A Development Stage Company) as of June 30, 2007 and June 30, 2006, and the related statement of operations, stockholders equity, and cash flows for the years then ended and for the period from June 3, 2005 (Date of inception) to June 30, 2007. These statements are the responsibility of Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The company has had difficulty in generating sufficient cash flow to meet its obligations, and is dependent on management's ability to develop profitable operations. These factors, among others may raise substantial doubt about their ability to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EXOTACAR, INC. (A Development Stage Company) as of June 30, 2007 and June 30, 2006, and the results of its operations and cash flows for the years then ended, and for the period June 3, 2005 (Date of Inception) to June 30, 2007, in conformity with generally accepted accounting principles.

/s/ Lawrence Scharfman
Boynton Beach Florida	Lawrence Scharfman CPA

September 21, 2007

- LICENSED IN FLORIDA & NEW YORK -

EXOTACAR, INC.

(a Development Stage Company)

Balance Sheets

	June 30,	June 30,
	2007	2006
Assets

Current assets:
Cash	$2,210	$-
Restricted cash	27,476	-
Total current assets	29,686	-

	$29,686	$-

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$4,000	$-
Total current liabilities	4,000	-

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued or outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 800,000 shares issued
and outstanding at June 30, 2007 and 2006 respectively	800	750
Subscription payable	27,500	-
Additional paid in capital	16,200	11,250
(Deficit) accumulated during development stage	(18,814)	(12,000)
	25,686	-

	$29,686	$-

The accompanying notes are integral part of these financial statements.

EXOTACAR, INC.

(a Development Stage Company)

Statements of Operations

			June 3, 2005
	For the years ended		(Inception) to
	June 30,		June 30,
	2007	2006	2007

Revenue	$-	$-	$-

Expenses:
General and administrative expenses	324	-	7,324
Professional fees	6,500	5,000	11,500
Total expenses	6,824	5,000	18,824

Net Operating Loss	(6,824)	(5,000)	(18,824)

Other Income:
Interest income	10	-	10
Total other income	10	-	10

Net (loss)	$(6,814)	$(5,000)	$(18,814)

Weighted average number of
common shares outstanding - basic and fully diluted	792,877	268,767

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.02)

The accompanying notes are integral part of these financial statements.

EXOTACAR, INC.

(a Development Stage Company)

Statement of Stockholders' Equity (Deficit)

							(Deficit)
							Accumulated
	Common Stock		Preferred Stock		Additional		During	Total
					Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Equity

June 3, 2005
Founders shares	700,000	$700	-	$-	$6,300	$-	$-	$7,000

Net (loss)
June 3, 2005
(inception) to
June 30, 2005							(7,000)	(7,000)

Balance, June 30, 2005	700,000	700	-	-	6,300	-	(7,000)	-

January 15, 2006
Shares issued for professional fees	50,000	50			4,950			5,000

Net (loss)
June 30, 2006							(5,000)	(5,000)

Balance, June 30, 2006	750,000	750	-	-	11,250	-	(12,000)	-

Shares issued for cash	50,000	50			4,950			5,000

Subscription payable
for private placement						27,500		27,500

Net (loss)
June 30, 2007							(6,814)	(6,814)

Balance, June 30, 2007	800,000	$800	-	$-	$16,200	$27,500	$(18,814)	$25,686

The accompanying notes are integral part of these financial statements.

EXOTACAR, INC.

(a Development Stage Company)

Statements of Cash Flows

			June 3, 2005
	For the years ended June 30,		(Inception) to June 30,
	2007	2006	2007

Cash flows from operating activities
Net (loss)	$(6,814)	$(5,000)	$(18,814)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Shares issued for services	-	5,000	12,000
Increase (decrease) in liabilities:
Accounts payable	4,000	-	4,000
Net cash used by operating activities	(2,814)	-	(2,814)

Cash flows from financing activities
Subscription payable	27,500	-	27,500
Issuance of common stock	5,000	-	5,000
Net cash provided by financing activities	32,500	-	32,500

Net increase in cash	29,686	-	29,686
Cash, beginning	-	-	-
Cash, ending	$29,686	$-	$29,686

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash transactions:
Common stock issued for services	$-	$5,000	$12,000

The accompanying notes are integral part of these financial statements.

EXOTACAR, INC.

(a Development Stage Company)

Notes to Financial Statements

Note 1 – History and organization of the company

The Company was organized on June 3, 2005 (Date of Inception) under the laws of the State of Nevada, as Exotacar, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

The Company is a fully reporting company with the US Securities and Exchange Commission and to files periodic and episodic reports under Rule 13(a) of the Exchange Act.

Note 2 – Summary of significant accounting policies

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2007 and 2006. At June 30, 2007, the Company had $27,746 of restricted cash which is classified as a current asset. The restricted cash served as collateral for a public offering being conducted on an “all or nothing basis” (DPO). The terms of the DPO were subsequently met and the restrictions were released in August of 2007. See Note 6.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Significant estimates made by management include the recoverability of intangible assets.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Revenue Recognition

The Company is currently a developmental stage company and has not recognized any revenues to date. The Company expects to recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

EXOTACAR, INC.

(a Development Stage Company)

Notes to Financial Statements

Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109 "Accounting for Income Taxes." SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, accounts payable, accrued liabilities and notes due officer. The carrying amounts of the Company's financial instruments approximate their fair values as of June 30, 2007 and 2006.

Fair Value of Officer and Stockholder Transactions

In accordance with Staff Accounting Bulletin (“SAB”) No. 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder,” the Company estimates and records the fair value of expenses contributed to the Company by its officers and shareholders. Significant expenses contributed by officers and shareholders during the periods presented consist of office space and services. The Company assesses the fair value of these services and records an expense to operations with a corresponding credit to additional paid-in capital. See Note 5 for further discussion.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. During the years ended June 30, 2007 and 2006, there were no dilutive instruments outstanding.

Risks and Uncertainties

The Company’s operations are subject to new innovations in product design and function. Significant technical changes can have an adverse effect on product lives. Design and development of new products are important elements to achieve profitability in the industry segment.

Recent Accounting Pronouncements

In July 2006, the FASB published FASB Interpretation No. 48 ("FIN No. 48"), "Accounting for Uncertainty in Income Taxes", to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards ("SFAS" No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company's financial condition or results of operations.

EXOTACAR, INC.

(a Development Stage Company)

Notes to Financial Statements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No, 157 will be effective for the Company beginning January 1, 2008. Management is currently evaluating the effects SFAS No. 157 will have on the Company's financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending June 30, 2007. The effects of SAB No. 108 does not have a material effect on the Company's financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

Year end

The Company has adopted June 30 as its fiscal year end.

Note 3 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has incurred an accumulated deficit of $18,814 in the period June 3, 2005 (inception) to June 30, 2007. In addition, the Company’s development activities since inception have been financially sustained by capital contributions from its officers, directors and shareholders.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and to locate and negotiate with a business for a merger, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

EXOTACAR, INC.

(a Development Stage Company)

Notes to Financial Statements

Note 4 – Income taxes

For the period ended June 30, 2007, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2007, the Company had approximately $6,800 of federal and state net operating losses. The net operating loss carryforwards, if not utilized will begin to expire in 2021.

The components of the Company’s deferred tax assets are as follows:

	As of June 30,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$2,300	$-
Stock issued for services and financing costs	4,000	4,000
Total deferred tax assets	6,300	4,000

Deferred tax liabilities:
Depreciation	-	-

Net deferred tax assets before valuation allowance	6,300	4,000
Less: Valuation allowance	(6,300)	(4,000)
Net deferred tax assets	$-0-	$-0-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company provided a full valuation allowance against its net deferred tax assets at June 30, 2007 and 2006, respectively. The valuation allowance increased by $2,300 and $4,000 during the years ended June 30, 2007 and 2006, respectively.

A reconciliation of the effective income tax rate to the federal statutory rate for the years ended June 30, 2007 and 2006, respectively is as follows:

	Year Ended June 30,
	2007	2006
Federal income tax rate	(34.0%)	$(34.0%)
State tax, net of federal benefit	-	-
Loss for which no federal benefit was received	34.0%	34.0%

Effective income tax rate	0.0%	0.0%

Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate.

EXOTACAR, INC.

(a Development Stage Company)

Notes to Financial Statements

Note 5 – Stockholders’ equity

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

On August 22, 2006, the Company issued 50,000 shares of its $0.001 par value common to its sole officer and director for cash totaling $5,000.

During the three months ended June 30, 2007 the Company received $27,500 from forty three different investors as part of a direct public offering (DPO). The Company had not yet issued the 275,000 shares of common stock as of June 30, 2007, as a result the transaction has been recorded as a subscription payable at June 30, 2007.

As of June 30, 2007, there have been no other issuances of common stock.

Note 6 – Subsequent events

On October 30, 2006, the Company’s DPO was declared effective by the Securities and Exchange Commission. Under the DPO, the Company registered 450,000 shares of its common stock with an aggregate offering price of $45,000. As of June 30, 2007, the Company had received subscriptions for 275,000 of the shares offered. Subsequent to year end, the Company received subscriptions for the remaining 175,000 of the shares offered. The offering closed on August 31, 2007. All shares of common stock offered were sold for net proceeds to the Company totaling $39,200.

As of September 4, 2007, certificates representing all shares sold in the public offering have been issued.