Form 10QSB
period 2007-09-30
EXOTACAR, INC.
filed 2007-11-05
CIK 1373683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-137293

EXOTACAR, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-5408832
(State or other jurisdiction of incorporation or organization)	(Employer Identification Number)

2132 Horse Prairie Dr.
Henderson, Nevada	89052
(Address of principal executive offices)	(Zip Code)

(702) 866-5836

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

The number of shares of Common Stock, $0.001 par value, outstanding on October 31, 2007, was 1,250,000 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Exotacar, Inc.

(a Development Stage Company)

Balance Sheet

September 30,
2007
Assets

Current assets:
Cash	$36,658

$36,658

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$4,000

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued or outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized,1,250,000 shares issued and outstanding
at September 30, 2007	1,250
Additional paid in capital	60,750
(Deficit) accumulated during development stage	(29,342)
32,658

$36,658

The accompanying notes are an integral part of these financial statements.

Exotacar, Inc.

(a Development Stage Company)

Statements of Operations

			June 3, 2005
	For the three months ended		(Inception) to
	September 30,		September 30,
	2007	2006	2007

Revenue	$-	$-	$-

Expenses:
General and administrative expenses	20	-	7,344
Professional fees	10,535	2,500	22,035
Total expenses	10,555	2,500	29,379

Net Operating Loss	(10,555)	(2,500)	(29,379)

Other Income:
Interest income	27	-	37
Total other income	27	-	37

Net (loss)	$(10,528)	$(2,500)	$(29,342)

Weighted average number of common shares
outstanding - basic and fully diluted	927,174	771,739

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Exotacar, Inc.

(a Development Stage Company)

Statements of Cash Flows

	For the three months ended		June 3, 2005 (Inception)
	September 30,		to September 30,
	2007	2006	2007

Cash flows from operating activities
Net (loss)	$(10,528)	$(2,500)	$(29,342)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Shares issued for services	-	-	12,000
Increase (decrease) in liabilities:
Accounts payable	-	2,500	4,000
Net cash used by operating activities	(10,528)	-	(13,342)

Cash flows from financing activities
Issuance of common stock	17,500	5,000	50,000
Net cash provided by financing activities	17,500	5,000	50,000

Net increase in cash	6,972	5,000	36,658
Cash, beginning	29,686	-	-
Cash, ending	$36,658	$5,000	$36,658

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash transactions:
Common stock issued for services	$-	$-	$12,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended June 30, 2007 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 – Stockholders’ Equity

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

On September 4, 2007, the Company issued 450,000 shares of its $0.001 par value common stock to 47 investors for cash totaling $45,000.

As of September 30, 2007, there were no other issuances of common and/or preferred stock.

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

Since our inception through September 30, 2007, we have not generated any revenues and have incurred a net loss of $29,342. Until July of 2006, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our SB-2 offering. We believe that listing fees and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

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

Satisfaction of our cash obligations for the next twelve months. Our plan of operation has provided for us to: (i) develop a business plan, and (ii) establish an operational website as soon as practical. We have accomplished the goal of developing our business plan; however, we are in the early stages of setting up an operational website capable of providing a method of advertising, for sale, exotic vehicles. In order to operate our website, we will be required to have a scalable user interface and transaction processing system that is designed around industry standard architectures and externally developed non-proprietary software. The system will be required to maintain operational data records regarding dealers, used vehicle listings and leads generated by our listings and e-commerce partners. Last quarter, we did not have sufficient cash to enable us to complete our website development and enhancement program, which is an integral part of our operations. Towards the end of our first quarter, we raised $45,000 from a direct public offering which is anticipated to provide the basic minimum amount of funds to provide sufficient cash for the next twelve months. After covering costs related to our start up business operations, as of September 30, 2007, we had cash of $36,658. Our sole officer and director, Mr. Lee has agreed to continue his part time work until such time as there are either sufficient funds from operations, or alternatively, that funds are available through private placements or another offering in the future. We have not allocated any pay for Mr. Lee out of the funds raised in our offering. If we were to not receive any additional funds we could continue in business for the next twelve months. However, we would not be in a position to complete the website as set forth in our business plan, or provide any significant advertisement for customers, thus we would not anticipate any significant revenues.

Summary of any product research and development that we will perform for the term of the plan. We do not anticipate performing any significant product research and development under our plan of operation. In lieu of product research and development we anticipate maintaining control over our advertising, especially on the Internet, to assist us in determining the allocation of our limited advertising dollars. Additionally, we are researching the various software packages available which can be utilized to accomplish our goals.

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

Milestones:

As a result of being a development stage company with minimal amounts of equity capital initially available, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $7,500 (achieved); (2) goals based upon our funding of $45,000 (achieved); and (3) goals based upon or funding additional equity and/or debt in the approximate sum of $100,000 to $200,000 (currently seeking other financing).

With the infusion of capital from our direct public offering, we are implementing Stage II of our Plan of Operation. We currently have insufficient capital to commence any significant advertising campaign, or complete our website. Although our website is currently operational and we are starting to place exotic vehicle advertisements, our Plan of Operation is premised upon having substantive advertising dollars available. We believe that the advertising dollars allocated in the offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern. We believe that the proceeds of our offering will enable us to maintain our operations and working capital requirements for at least the next twelve months, without taking into account any internally generated funds from operations. As of August 31, 2007, we successfully raised $45,000 to implement our business plan for the next twelve months.

After our successfully completed offering, we will require additional funds to maintain and expand our operations as referenced in our Stage III. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our stockholders. At this time we have not solidified a source for additional funds. Additionally, there is no guarantee that we will be able to locate additional funds. In the event we are unable to locate additional funds, we will be unable to generate revenues sufficient to operate our business as planned. For example, if we receive less than $100,000 of the funds earmarked in Stage III, we would be unable to significantly expand our advertising to levels under Stage III. There is still no assurance that, even with the funds from our offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Liquidity and Capital Resources

Increases in cash will be primarily due to the receipt of funds from either equity sales or debt financing to offset our near term cash equivalents. Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

We were incorporated in June of 2005 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $29,342 from June 3, 2005 (Inception) to September 30, 2007, and (iii) we have incurred losses of $10,528 and $2,500 for the three months ended September 30, 2007 and 2006 respectively, and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website and commenced the listing of vehicles for sale through our website, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of Exotacar to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

We have one individual performing the functions of all officers and directors. This individual caused the development of our internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Ari Lee, our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Lee, our Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings and were effective as of September 30, 2007.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the quarter ended September 30, 2007 and through the date of this filing, we did not sell any unregistered securities.

Use of Proceeds From Sales of Registered Securities

On October 30, 2006, our registration statement (File No. 333-137293) relating to our initial public offering of our common stock was declared effective by the Securities and Exchange Commission. Under the registration statement, we registered 450,000 shares of our common stock with an aggregate offering price of $45,000. The offering closed on August 31, 2007. Wherein we received subscriptions for the total 450,000 of the shares offered. All shares of common stock offered were sold for the aggregate offering price directly by us with no commissions paid on funds raised.

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

As of September 30, 2007, $5,535 of the net proceeds had been used for accounting and transfer agent expenses. The remaining $33,665 of the net proceeds remain in our operating account pending future use.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On October 12, 2007, our common stock began trading on the Financial Industry Regulatory Authority's (FINRA) Over-the-Counter Bulletin Board under the symbol EXOT.OB.

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

By: /s/Ari Lee
Ari Lee, President &
Chief Executive Officer (On behalf of
the registrant and as principal accounting
officer)

Date: November 2, 2007