Form 10QSB
period 2008-02-05
EXOTACAR, INC.
filed 2008-02-06
CIK 1373683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

MacArthur Court

4695 MacArthur Court

Newport Beach, CA 92660

(949) 798-5690

Fax (949) 258-5112

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

The number of shares of Common Stock, $0.001 par value, outstanding on January 24, 2008, was 1,250,000 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Exotacar, Inc.

(a Development Stage Company)

Balance Sheet

December 31,
2007
Assets

Current assets:
Cash	$36,558

$36,558

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,290

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued or outstanding	$-
Common stock, $0.001 par value, 100,000,000 shares authorized,
1,250,000 shares issued and outstanding
at December 31, 2007	1,250
Additional paid in capital	60,750
(Deficit) accumulated during development stage	(27,732)
34,268

$36,558

The accompanying notes are an integral part of these financial statements.

Exotacar, Inc.

(a Development Stage Company)

Statements of Operations

					June 3, 2005
	For the three months ended		For the six months ended		(Inception) to
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	100	70	120	70	7,444
Professional fees	1,290	3,000	11,825	5,500	23,325
Total expenses	1,390	3,070	11,945	5,570	30,769

Net Operating Loss	(1,390)	(3,070)	(11,945)	(5,570)	(30,769)

Other Income:
Debt forgiveness income	3,000	-	3,000	-	3,000
Interest income	-	-	27	-	37
Total other income	3,000	-	3,027	-	3,037

Net (loss)	$1,610	$(3,070)	$(8,918)	$(5,570)	$(27,732)

Weighted average number of common shares
outstanding - basic and fully diluted	1,250,000	800,000	1,088,587	786,141

Net (loss) per share - basic and fully diluted	$0.00	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Exotacar, Inc.

(a Development Stage Company)

Statements of Cash Flows

	For the six months ended		June 3, 2005 (Inception)
	December 31,		to December 31,
	2007	2006	2007

Cash flows from operating activities
Net (loss)	$(8,918)	$(5,570)	$(27,732)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Shares issued for services	-	-	12,000
Gain on debt forgiveness	(3,000)	-	(3,000)
Increase (decrease) in liabilities:
Accounts payable	1,290	3,000	5,290
Net cash used by operating activities	(10,628)	(2,570)	(13,442)

Cash flows from financing activities
Issuance of common stock	17,500	5,000	50,000
Net cash provided by financing activities	17,500	5,000	50,000

Net increase in cash	6,872	2,430	36,558
Cash, beginning	29,686	-	-
Cash, ending	$36,558	$2,430	$36,558

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash transactions:
Common stock issued for services	$-	$-	$12,000

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

As of December 31, 2007, there were no other issuances of common and/or preferred stock.

Exotacar, Inc.

(a Development Stage Company)

Notes

Note 4 – Debt Forgiveness

During the three months ended December 31, 2007 two service providers forgave outstanding debts totaling $3,000. The debts were for previous legal and accounting services.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;
•	our ability to raise adequate working capital;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	loss of customers or sales weakness;
•	inability to achieve sales levels or other operating results;
•	the unavailability of funds for capital expenditures;
•	operational inefficiencies; and
•	our inability to convert our business plan into a viable business operation.

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

Since our inception through December 31, 2007, we have not generated any revenues and have incurred a net loss of $27,732. Until July of 2006, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our SB-2 offering. We believe that listing fees and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Plan of Operation

As a result of our attempts to develop our business model, we have determined that it will take significantly greater dollars to develop the online vehicle advertising platform than we initially anticipated. We have sought the advice of various individuals in an attempt to determine the viability of our business model. In regards to that advice, we therefore have determined to terminate our continued efforts in pursuing the business model of establishing an online vehicle advertising platform. We are continuing to seek the assistance of outside parties in an effort to establish a viable business for our Company. Mr. Lee, our President and sole director intends to step down as to his position as both an officer and director of the Company, to allow new management to pursue a business model which would positively impact the Company’s ability to generate revenues. We believe this event, the resignation of Mr. Lee will occur within a short time frame.

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

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, implement and successfully execute a viable business model. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

We were incorporated in June of 2005 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $27,732 from June 3, 2005 (Inception) to December 31, 2007, and (iii) we have incurred losses of $1,610 and $3,070 for the three months ended December 31, 2007 and 2006 respectively, and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website and commenced the listing of vehicles for sale through our website, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of Exotacar to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

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

Additionally, as a result of the high costs of entering into the online vehicle advertising market, we have determined to seek a new business model which requires significantly less capital outlay than our current model. We are at risk that any new business model will require new personnel. We are unsure as to the outcome of these changes in our organization.

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

Item 3. Controls and Procedures.

Our Chief Executive Officer and Principal Accounting Officer, Ari Lee, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Lee concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the quarter ended December 31, 2007 and through the date of this filing, we did not sell any unregistered securities.

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

Date: February 5, 2008