Form 10-Q
period 2008-03-31
EXOTACAR, INC.
filed 2008-05-21
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2008

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 333-137293

EXOTACAR, INC.
(Name of Small Business Issuer in its Charter)

Nevada	20-5408832
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Bayhill Drive
2ndFloor – Suite 200
San Bruno, CA 94066
(Address of Principal Executive Offices)

(650) 616-4123
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                                                                            Accelerated filer [ ]

Non-accelerated filer [ ]                                                                            Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares outstanding of each of the issuer's classes of common equity, as of May 19, 2008:
1,250,000 shares of Common Stock of par value $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3. QUANTITATIVE ANDQUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A.RISK FACTORS

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

INDEX TO EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheet as of March 31, 2008	4

Unaudited Condensed Consolidated Statements of Operations - For the Three Months Ended March 31, 2008 and 2007	5

Unaudited Condensed Consolidated Statements of Cash Flows - For the Three Months Ended March 31, 2008 and 2007	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Exotacar, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)

	For the nine months ended March 31,				June 3, 2005 (Inception)
					to March 31,
	2008		2007		2008

Cash flows from operating activities
Net (loss)	$(22,928)		$(6,250)		$(31,743)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Shares issued for services	-		-		12,000
Gain on debt forgiveness	(3,000)		-		(3,000)
Increase (decrease) in liabilities:
Prepaid expenses	(3,000)		-		(13,000)
Accounts payable	(1,000)		3,500		3,000
Accrued compensation - related party	3,230		-		3,230
Net cash used by operating activities	(26,698)		(2,750)		(29,513)

Cash flows from financing activities
Issuance of common stock	17,500		5,000		50,000
Net cash provided by financing activities	17,500	#	5,000	#	50,000

Net increase in cash	(9,198)		2,250		20,487
Cash, beginning	29,686		-		-
Cash, ending	$20,487		$2,250		$20,487

Supplemental disclosures:
Interest paid	$-		$-		$-
Income taxes paid	$-		$-		$-

Non cash transactions:
Common stock issued for services	$-		$-		$12,000

Exotacar, Inc.
(a Development Stage Company)
Condensed Statements of Operations
(unaudited)

					June 3, 2005
	For the three months ended		For the nine months ended		(Inception) to
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	597	180	717	250	1,041
Consulting services	-	-	-	-	7,000
Professional fees	10,500	500	22,325	6,000	23,825
Salaries and wages - related party	3,000	-	3,000	-	3,000
Total expenses	14,097	680	26,042	6,250	34,866

Net Operating Loss	(14,097)	(680)	(26,042)	(6,250)	(34,866)

Other Income:
Debt forgiveness income	-	-	3,000	-	3,000
Interest income	87	-	114	-	123
Total other income	87	-	3,114	-	3,123

Net (loss)	$(14,010)	$(680)	$(22,928)	$(6,250)	$(31,743)

Weighted average number of common shares
outstanding - basic and fully diluted	1,250,000	927,174	1,142,000	790,693

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Exotacar, Inc.
(a Development Stage Company)
Statement of Stockholders' Equity
(unaudited)

							(Deficit)
							Accumulated
	Common Stock		Preferred Stock		Additional		During	Total
					Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Equity

June 3, 2005
Founders shares	700,000	$700	-	$-	$6,300	$-	$-	$7,000

Net (loss)
June 3, 2005
(inception) to
June 30, 2005							(7,000)	(7,000)

Balance, June 30, 2005	700,000	700	-	-	6,300	-	(7,000)	-

January 15, 2006
Shares issued for professional fees	50,000	50			4,950			5,000

Net (loss)
June 30, 2006							(5,000)	(5,000)

Balance, June 30, 2006	750,000	750	-	-	11,250	-	(12,000)	-

Shares issued for cash	50,000	50			4,950			5,000

Subcription payable
for private placement						27,500		27,500

Net (loss)
June 30, 2007							(6,815)	(6,815)

Balance, June 30, 2007	800,000	800	-	-	16,200	27,500	(18,815)	25,685

Subscription payable
for private placement	450,000	450			44,550	(27,500)		17,500

Net (loss)							(22,928)	(22,928)

Balance, March 31, 2008	1,250,000	$1,250	-	$-	$60,750	$-	$(41,743)	$20,257

Exotacar, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)

	For the nine months ended		June 3, 2005 (Inception)
	March 31,		to March 31,
	2008	2007	2008

Cash flows from operating activities
Net (loss)	$(22,928)	$(6,250)	$(31,743)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Shares issued for services	-	-	12,000
Gain on debt forgiveness	(3,000)	-	(3,000)
Increase (decrease) in liabilities:
Prepaid expenses	(3,000)	-	(13,000)
Accounts payable	(1,000)	3,500	3,000
Accrued compensation - related party	3,230	-	3,230
Net cash used by operating activities	(26,698)	(2,750)	(29,513)

Cash flows from financing activities
Issuance of common stock	17,500	5,000	50,000
Net cash provided by financing activities	17,500	5,000	50,000

Net increase in cash	(9,198)	2,250	20,487
Cash, beginning	29,686	-	-
Cash, ending	$20,487	$2,250	$20,487

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash transactions:
Common stock issued for services	$-	$-	$12,000

Exotacar, Inc.
(a Development Stage Company)
Notes to Interim Unaudited Condensed Financial Statements
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

Note 2 – Change in control

On February 8, 2008, the Company entered into a “Transfer and Change of Control Agreement” with Helvetic Capital Ventures AG (“Helvetic”) whereby Ari Lee, our former President and CEO agreed to sell 750,000 shares of his common stock representing approximately 60% of the total outstanding share of the Company, in exchange for cash totaling $633,768. Further, with the consummation of the aforementioned transaction, Mr. Lee resigned as the President and Chief Executive fficer. The Company has appointed Mr. Rene Soullier to fill each vacancy.

Note 3 – Going concern

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

Note 4 – Related party

On February 1, 2008, the Company entered into an employment agreement with Mr. Soullier, its sole executive officer and director. The initial term of the agreement is one year commencing on March 1, 2008 with annual compensation of $36,000. In addition, the Company has agreed to provide Mr. Soullier a company vehicle upon securing its initial financing.  The agreement will renew annually and may be terminated by either party with 6 month written notice. Further, Mr. Soullier has agreed to defer his compensation until such point as the Company has obtained sufficient working capital through its financing efforts.

 Note 5 – Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

On June 3, 2005, the Company issued 700,000 shares of its $0.001 par value common stock as founders’ shares for services valued at $7,000.

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

ITEM 2. PLAN OF OPERATION

Background

    As used in this Annual Report, the terms "we", "us", "our," the “Registrant,” “EXOT” and the "Company" means, Exotacar, Inc., a Nevada corporation.

    We were incorporated in the State of Nevada on June, 3, 2005. Our executive offices are located at 1001 Bayhill Drive 2nd Floor – Suite 200 San Bruno, CA 94066, and our telephone number is (650) 616-4123.  We chose San Bruno as the location of our head office due to easy accessibility and excellent local infrastructure.  This location also puts the Company in close proximity to various universities and institutes currently working at the forefront of energy technology.

In September 2006, a registration statement was filed with the Security and Exchange Commission to allow for the initial public offering of 450,000 shares of common stock.  This was finalized at the end of October 2006.  Originally, we were engaged in the development of an online exotic vehicle advertising platform, to provide a method by which buyers and sellers of exotic vehicles are brought together in an efficient format to browse, buy and sell vehicles to a distinct and focused customer. We initially limited our auto classifieds marketplace to exotic and high line vehicles consisting of vehicles such as Mercedes-Benz, Ferrari, Bentley, Lamborghini, Maserati, Land Rover, Corvette, Porsche, high end SUVs such as Hummer and Lincoln Navigator, and other vehicles. By limiting our classified Internet marketplace to exotic vehicles, we believed that we would stand a better chance of developing a marketplace for the resale of vehicles. The exotic vehicle classified marketplace developed by us was designed to give auto shoppers and sellers more control over the entire process of buying and selling exotic vehicles by providing detailed information to make an informed buying or selling decision. Upon completion of our website, Exotacar intended to have a website that was to be a fully automated, topically arranged, intuitive, and easy-to-use service that supported a buying and selling experience in which sellers list exotic vehicles for sale and buyers provide offers on exotic vehicles in a fixed-price format.

Unfortunately, we were not able to reach our corporate goals in the exotic car industry, and we believe primarily as a result of the recent downshift in the U.S. economy the market for exotic cars has dropped significantly.  In order to keep the Company viable we began to search for other profitable industries and business that we could transition to.  We hope that the transition from the car industry to the energy industry will be smooth and that we find some synergistic characters between the two businesses.

In February 2008, Helvetic Capital Ventures AG, Switzerland acquired a 64% interest in the company with the intention of bringing the company into the energy market.  Although Helvetic Capital Ventures AG will not actively participate in the operations of the Company, their majority ownership of our Company makes them an important component of our Company.  Incorporated in March 2006, Helvetic is in the business of facilitation of investment and support for entrepreneurs and startup companies, primarily biotechnology, alternative energy, and related industry sectors.  Helvetic has a multi-disciplinary team of independent financial and business professionals who work with their partner companies and entrepreneurs.  Helvetic provides capital for startups and also assists in the setup of corporate and capital structure for their clients.  In addition, Helvetic acquires and permanently manages participations in foreign corporations, finances foreign corporations, and makes investments in future oriented and technology companies.  Helvetic is based in Switzerland and operates primarily in Europe but invests heavily in foreign and U.S. based companies.

Next 12 Months and Beyond

Under the leadership of our new management, the future business of the company will be transferred from marketing exotic cars via internet to energy development and production.  Goals of the company include developing a recognizable name and status as a credible and reliable supplier in the energy field, being at the forefront of developments in the sectors of sustainable and ecologically acceptable energy production and supply, and developing in conjunction with competent and experienced partners combined multiple sources for carbon dioxide friendly energy production.  In an effort to materialize these goals and in addition to the operations already undertaken and discussed above, the new CEO, Mr. René Soullier, will continue to negotiate agreements over the next two quarters.

The current insecurities and volatility found in global energy markets, predominantly due to the high volatility of the petroleum market, make the current point in time ideal for a foray into the solutions offered by the alternative energy market and its possibilities.  To raise funds for expansion into this market, instead of offering its shares, the Company is negotiating various loans as additional capital needed for acquiring the first property with producing or re-workable oil wells large enough to sustain a viable production of alternative energy, the type being dependent on the location and quality of the property.  Our ultimate goal is to completely fund our alternative energy business from the income produced by our oil producing properties.

The Company’s main focus will be shared between three areas:  (1) development and redevelopment of already existing oil and gas producing locations mainly in the United States and Canada; (2) development and utilization of alternative energy in the solar and aeolic sectors; and (3) development and production of alternative energy products in the agricultural sector such as biodiesel and bioethanol.

Biodiesel is a domestically produced, renewable alternative fuel for diesel engines.  Biodiesel also has other positive attributes such as increased cetane, high fuel lubricity, and high oxygen content, which may make it a preferred blending stock with future ultra-clean diesel.  However, biofuels cannot completely replace petroleum because there is not enough land to produce the required amount of fuel.

With high prices, supply constraints, and the environmental consequences of crude oil, alternative fuels are becoming an interesting topic and business cocept.  In 2000, biodiesel became the only alternative fuel in the country to have successfully completed the Environmental Protection Agency required Tier I and Tier II health effects testing under the Clean Air Act.  These independent tests conclusively demonstrated biodiesel’s significant reduction of virtually all regulated emissions, and showed biodiesel does not pose a threat to human health.  Biodiesel contains no sulfur or aromatics, and use of biodiesel in a conventional diesel engine results in substantial reduction of unburned hydrocarbons, carbon monoxide and particulate matter.  A United States Department of Energy study showed that the production and use of biodiesel, compared to petroleum diesel, resulted in a 78.5% reduction in carbon dioxide emissions.  Moreover, biodiesel has a positive energy balance.  For every unit of energy needed to produce a gallon of biodiesel, 3.24 units of energy are gained.  Bioethanol, on the other hand, has often been held to have a negative net energy balance, although recent studies seem to suggest the possibility of producing bioethanol with a positive net energy balance.

Biodiesel is registered as a fuel and fuel additive with the Environmental Protection Agency and meets clean diesel standards established by the California Air Resources Board. B100 (100 percent biodiesel) has been designated as an alternative fuel by the United States Department of Energy and the United States Department of Transportation. Moreover, in December 2001, the American Society of Testing and Materials approved a specification (D6751) for biodiesel fuel. This development was crucial in standardizing fuel quality for biodiesel in the U.S. market.

The National Biodiesel Board, the trade association for the biodiesel industry, has formed the National Biodiesel Accreditation Commission to audit fuel producers and marketers in order to enforce fuel quality standards in the United States. The National Biodiesel Accreditation Commission issues a ‘Certified Biodiesel Marketer’ seal of approval for biodiesel marketers that have met all requirements of fuel accreditation audits. This seal of approval will provide added assurance to customers, as well as engine manufacturers, that the biodiesel marketed by these companies meets the American Society of Testing and Materials standards for biodiesel and that the fuel supplier will stand behind its products.

Effective November 1998, Congress approved the use of biodiesel as an Energy Policy Act compliance strategy. The legislation allows Energy Policy Act covered fleets (federal, state and public utility fleets) to meet their alternative fuel vehicle purchase requirements simply by buying 450 gallons of pure biodiesel and burning it in new or existing diesel vehicles in at least a 20% blend with diesel fuel. The Congressional Budget Office and the United States Department of Agriculture have confirmed that the biodiesel option is the least-cost alternative fuel option for meeting the Federal government’s Energy Policy Act compliance requirements. Because it works with existing diesel engines, biodiesel offers an immediate and seamless way to transition existing diesel vehicles into a cleaner burning fleet.

Both biodiesel and bioethanol are not yet fully developed.  Only limited existing commercial crops have recorded data on their net energy balance.  These existing crop yields could be improved with further crop selection and genetic engineering.  Commercial activity has not been undertaken or materially developed yet for specialist biofuel crops such as Jatropha Curcas and Ponga Mia.  Large scale commercial activity will likely yield more energy efficient production of feedstocks, which will then improve the net energy balance.  In addition, current production primarily concentrates on annual crops.  If plantations are used, less energy is expended to produce the crops when the plantation is harvested annually without having to replant the crop.

To attract joint venture partners, investors, and clients, the Company will begin contacting promising organizations and institutions as well as private individuals to arrange for presentations of the respective projects and discuss their possibilities.  These presentations combine efforts to secure funding as well as to enter into  negotiations for joint ventures with operating and producing entities within the biofuel and biomass production field.  Mr. Soullier will be traveling within Canada and the United States to secure properties suitable for exploration of oil wells and fields, acquisition of crop fields for biomass and/or bioethanol production as well as finding advantageous locations for setting up production facilities for biofuel production.  He will also travel to Europe to contact foreign investors and to start the negotiating process for taking over licenses for energy production from biogenous waste.  The first promising contacts have already been made and will be further explored and built upon over the next few months.

    There are currently no funding forecasts for the oil exploration and/or development project.  Funding forecasts for this project, depending on each individual project, will be produced in project plans at the appropriate times.

Funding for the biofuel project is forecasted to be $400,000 for fiscal year 2008, and no further funding forecasts are made for this project at this time.  This is due to the Company being in the final stages of negotiations and its expectations to finalize the deal within the months of June/July 2008.

At this time, the Company does not foresee any sales and/or revenues from any of its projects for the first two to three years because it is still in the research and development stage.  Instead, the funds necessary for the Company’s ongoing operations will come from outside investors and private and institutional lenders.

Currently, Mr. René Soullier is acting as CEO and sole officer of the Company.  The board of directors will be completed with competent specialists in the appropriate fields as in the near future.  Operations experts in the different fields will also be contracted as needed on a project by project basis.  Full-time employment and management personnel will be employed as needed.  General administration will be handled by contracted consultants on a part-time basis until such a time as the workload warrants the cost of further employees.  In the meantime, outsourcing is the most cost-effective means to secure competent and knowledgeable personnel while remaining competitive during the development stage.  Additional consultants, operations support, and administrative personnel will be hired once the business reaches a financially sound level.

The Company does not have an Audit Committee.  Mantyla McReynolds, LLC located in Salt Lake City, Utah are the current auditors.

The Company currently has no financial expert/chief financial officer.  The cost associated with retaining a financial expert would be prohibitive at this time.  In addition, the Company believes the services of a financial expert are not currently warranted, however we plan to appoint one in the near future as we continue to ramp up operations.

The Company does not currently have any committees of the Board of Directors because the Board consists of one member.  Due to the nature of the intended business, the Company does not see a need for any committees in the foreseeable future.

A personnel plan for fiscal years 2008-2010 includes Mr. René Soullier as President, a Project Management Consultant contracted on a project by project basis, and an outsourced Office Administrator.  For 2009-2010, the plan also includes an Operations Manager/Director.

Mr. Soullier has agreed to provide services to the Company without compensation until such time as the Company either has earnings from revenue, if any, or when the operating funding is secured through loans currently under negotiation, at which time the Company will pay Mr. Soullier a salary of $36,000 per year retroactive to March 1, 2008.  Any expenses he incurs during his tenure as President will be reimbursed.  Additionally, Mr. Soullier will receive a share package of 1,000,000 shares of preferred stock of the Company on June 1, 2008.  The Company has also agreed to cover contributions to private health care and annuity plans based on a percentage of Mr. Soullier’s annual salary.

The current financial plan anticipates three years of negative profits as projects are negotiated and developed.  The Company has budgeted enough loans and investments to cover these losses in the first year and is negotiating additional credit lines and possible future private placements to cover the needs in the second and third year.  The Company does not expect to have any short-term cash flow problems.  Its short-term loan, if secured is expected to be repaid in two equal payments in 2009 and 2010, and its long-term loan, if secured is expected to be paid off in ten years.

Recent Developments and Continued Operations

As a shareholder you should be aware that we are in the process of transitioning the company from a reseller of exotic cars to a bio-fuel and energy company.  This process could take longer than we anticipate so any investment in our Company should be made with caution.  Several steps have already been taken in preparation for these changes.  On January 16, 2008, former CEO, Ari Lee, and Helvetic Capital Ventures AG, Switzerland signed a Transfer & Change of Control Agreement whereby control of the company was transitioned over to Helvetic and preparation of a new business plan and plan of operation began.

During February 2008, the Company drafted a CEO employment agreement, entered into negotiations for the first year’s financing, and opened a bank account at RBC Centura funded with over US $30,000 which is currently being used to cover some of our daily operational expenses.  Also in February, we moved our head office to San Bruno California, and have been actively recruiting staff and personnel as we begin to ramp up operations at our head office.  In February, the Company entered into discussions for an interest-free loan agreement with Helvetic for a $150,000 payout in six equal installments of $25,000 as from June 2008 with repayment due after three years either in cash or shares.  The Company also conducted continuous research into various properties with oil prospects and/or producing wells and established contact and relationships with several brokers regarding oil property in the United States and Canada.

In March 2008, the Company entered into talks with and received a letter of intent from Seymour for a $150,000 loan/convertible debenture.  We hope to reach a definitive agreement with Seymour in the near future.  The Company also entered into an agreement with Island Stock Transfer for support in registering the Company with the Depository Trust Company regarding Depository Trust Company eligibility.  We successfully attained DTC eligibility shortly thereafter.

The Company held a special majority shareholders’ and directors’ meeting in April 2008 at which the proposals in this document were contemplated.

Recently, our CEO also traveled to Europe for meetings with interested parties concerning various forms of investments and to visit several providers and production facilities of agricultural energy byproducts in Austria, Germany, and Switzerland.

In May 2008, the Company hopes to enter into a loan agreement with Seymour for $150,000 and is currently negotiating further loans from two interested parties for $200,000 each.  The Company also recently changed auditors from Lawrence Scharfman & Co. to Mantyla McReynolds, LLC located in Salt Lake City, Utah.

Markets and Industry Data

The Company’smain focus areas will be

• development and redevelopment of already existing oil and gas producing locations mainly in the United States and Canada.

• development and utilization of alternative energy in the solar and aeolic sectors.

• development and production of alternative energy products in the agricultural sector such as biodiesel, bioethanol, etc.

Oil Price History and Analysis

Introduction

Crude oil prices behave much as any other commodity with wide price swings in times of shortage or oversupply. The crude oil price cycle may extend over several years responding to changes in demand as well as OPEC and non-OPEC supply.

The U.S. petroleum industry's price has been heavily regulated through production or price controls throughout much of the twentieth century. In the post World War II era U.S. oil prices at the wellhead averaged $24.98 per barrel adjusted for inflation to 2007 dollars. In the absence of price controls the U.S. price would have tracked the world price averaging $27.00. Over the same post war period the median for the domestic and the adjusted world price of crude oil was $19.04 in 2007 prices. That means that only fifty percent of the time from 1947 to 2007 have oil prices exceeded $19.04 per barrel.  (See note in box on right.)

Until the March 28, 2000 adoption of the $22-$28 price band for the OPEC basket of crude, oil prices only exceeded $24.00 per barrel in response to war or conflict in the Middle East. With limited spare production capacity OPEC abandoned its price band in 2005 and was powerless to stem a surge in oil prices which was reminiscent of the late 1970s.

Crude Oil Prices 1947 - May, 2008

*World Price - The only very long term price series that exists is the U.S. average wellhead or first purchase price of crude. When discussing long-term price behavior this presents a problem since the U.S.  imposed price controls on domestic production from late 1973 to January 1981. In order to present a consistent series and also reflect the difference between international prices and U.S. prices we created a world oil price series that was consistent with the U.S. wellhead price adjusting the wellhead price by adding the difference between the refiners acquisition price of imported crude and the refiners average acquisition price of domestic crude.

The Very Long Term View

The very long term view is much the same.  Since 1869 US crude oil prices adjusted for inflation have averaged $21.05 per barrel in 2006 dollars compared to $21.66 for world oil prices.

Fifty percent of the time prices U.S. and world prices were below the median oil price of $16.71 per barrel.

If long term history is a guide, those in the upstream segment of the crude oil industry should structure their business to be able to operate with a profit, below $16.71 per barrel half of the time. The very long term data and the post World War II data suggest a "normal" price far below the current price.

Crude Oil Prices 1869-2007

The results are dramatically different if only post-1970 data are used. In that case U.S. crude oil prices average $29.06 per barrel and the more relevant world oil price averages $32.23 per barrel. The median oil price for that time period is  $26.50 per barrel.

If oil prices revert to the mean this period is likely the most appropriate for today's analyst. It follows the peak in U.S. oil production eliminating the effects of the Texas Railroad Commission and is a period when the Seven Sisters were no longer able to dominate oil production and prices. It is an era of far more influence by OPEC oil producers than they had in the past. As we will see in the details below influence over oil prices is not equivalent to control.

Crude Oil Prices 1970-2007

Post World War II, Pre Embargo Period

Crude Oil prices ranged between $2.50 and $3.00 from 1948 through the end of the 1960s. The price oil rose from $2.50 in 1948 to about $3.00 in 1957. When viewed in 2006 dollars an entirely different story emerges with crude oil prices fluctuating between $17 - $18 during the same period.  The apparent 20% price increase just kept up with inflation.

From 1958 to 1970 prices were stable at about $3.00 per barrel, but in real terms the price of crude oil declined from above $17 to below $14 per barrel.  The decline in the price of crude when adjusted for inflation was amplified for the international producer in 1971 and 1972 by the weakness of the US dollar.

OPEC was formed in 1960 with five founding members Iran, Iraq, Kuwait, Saudi Arabia and Venezuela.  Two of the representatives at the initial meetings had studied the the Texas Railroad Commission's methods of influencing price through limitations on production. By the end of 1971 six other nations had joined the group: Qatar, Indonesia, Libya, United Arab Emirates, Algeria and Nigeria.  From the foundation of the Organization of Petroleum Exporting Countries through 1972 member countries experienced steady decline in the purchasing power of a barrel of oil.

Throughout the post war period exporting countries found increasing demand for their crude oil but a 40% decline in the purchasing power of a barrel of oil.  In March 1971, the balance of power shifted.  That month the Texas Railroad Commission set proration at 100 percent for the first time.  This meant that Texas producers were no longer limited in the amount of oil that they could produce.  More importantly, it meant that the power to control crude oil prices shifted from the United States (Texas, Oklahoma and Louisiana) to OPEC.  Another way to say it is that there was no more spare capacity and therefore no tool to put an upper limit on prices. A little over two years later OPEC would, through the unintended consequence of war, get a glimpse at the extent of its power to influence prices.

World Events and Crude Oil Prices 1947-1973

Middle East, OPEC and Oil Prices 1947-1973

Middle East Supply Interruptions

Yom Kippur War - Arab Oil Embargo

In 1972 the price of crude oil was about $3.00 per barrel and by the end of 1974 the price of oil had quadrupled to over $12.00. The Yom Kippur War started with an attack on Israel by Syria and Egypt on October 5, 1973. The United States and many countries in the western world showed support for Israel. As a result of this support several Arab exporting nations imposed an embargo on the countries supporting Israel. While Arab nations curtailed production by 5 million barrels per day (MMBPD) about 1 MMBPD was made up by increased production in other countries. The net loss of 4 MMBPD extended through March of 1974 and represented 7 percent of the free world production.

If there was any doubt that the ability to control crude oil prices had passed from the United States to OPEC it was removed during the Arab Oil Embargo.  The extreme sensitivity of prices to supply shortages became all too apparent when prices increased 400 percent in six short months.

From 1974 to 1978 world crude oil prices were relatively flat ranging from $12.21 per barrel to $13.55 per barrel.  When adjusted for inflation the price over that period of time world oil prices were in a period of moderate decline.

U.S. and World Events and Oil Prices 1973-1981

OPEC Oil Production 1973-2007

Crises in Iran and Iraq

Events in Iran and Iraq led to another round of crude oil price increases in 1979 and 1980. The Iranian revolution resulted in the loss of 2 to 2.5 million barrels per day of oil production between November, 1978 and June, 1979.  At one point production almost halted.

While the Iranian revolution was the proximate cause of what would be the highest prices in post-WWII history, its impact on prices would have been limited and of relatively short duration had it not been for subsequent events. Shortly after the revolution production was up to 4 million barrels per day.

Iran weakened by the revolution was invaded by Iraq in September, 1980. By November the combined production of both countries was only a million barrels per day and  6.5 million barrels per day less than a year before. As a consequence worldwide crude oil production was 10 percent lower than in 1979.

The combination of the Iranian revolution and the Iraq-Iran War cause crude oil prices to more than double increasing from from $14 in 1978 to $35 per barrel in  1981.

Twenty-six years later Iran's production is only two-thirds of the level reached under the government of Reza Pahlavi, the former Shah of Iran.

Iraq's production remains about 1.5 million barrels below its peak before the Iraq-Iran War.

Iran Oil production 1973-2007

Iraq Oil production 1973-2007

US Oil Price Controls

The rapid increase in crude prices from 1973 to 1981 would have been much less were it not for United States energy policy during the post Embargo period. The US imposed price controls on domestically produced oil in an attempt to lessen the impact of the 1973-74 price increase.  The obvious result of the price controls was that U.S. consumers of crude oil paid about 50 percent more for imports than domestic production and  U.S producers received less than world market price. In effect, the domestic petroleum industry was subsidizing the U.S. consumer.

In the short term, the recession induced by the 1973-1974 crude oil price rise was less because U.S. consumers faced lower prices than the rest of the world.  However, it had other effects as well.

In the absence of price controls U.S. exploration and production would certainly have been significantly greater. Higher petroleum prices faced by consumers would have resulted in lower rates of consumption: automobiles would have had higher miles per gallon sooner, homes and commercial buildings would have been better insulated and improvements in industrial energy efficiency would have been greater than they were during this period. As a consequence, the United States would have been less dependent on imports in 1979-1980 and the price increase in response to Iranian and Iraqi supply interruptions would have been significantly less.

US Oil Price Controls 1973-1981

OPEC's Failure to Control Crude Oil Prices

OPEC has seldom been effective at controlling prices. While often referred to as a cartel, OPEC does not satisfy the definition. One of the primary requirements is a mechanism to enforce member quotas. The old joke went something like this. What is the difference between OPEC and the Texas Railroad Commission? OPEC doesn't have any Texas Rangers! The only enforcement mechanism that has ever existed in OPEC was Saudi spare capacity.

With enough spare capacity at times to be able to increase production sufficiently to offset the impact of lower prices on its own revenue, Saudi Arabia could enforce discipline by threatening to increase production enough to crash prices. In reality even this was not an OPEC enforcement mechanism unless OPEC's goals coincided with those of Saudi Arabia.

During the 1979-1980 period of rapidly increasing prices, Saudi Arabia's oil minister Ahmed Yamani repeatedly warned other members of OPEC that high prices would lead to a reduction in demand. His warnings fell on deaf ears.

Surging prices caused several reactions among consumers: better insulation in new homes, increased insulation in many older homes, more energy efficiency in industrial processes, and automobiles with higher efficiency. These factors along with a global recession caused a reduction in demand which led to falling crude prices.  Unfortunately for OPEC only the global recession was temporary. Nobody rushed to remove insulation from their homes or to replace energy efficient plants and equipment -- much of the reaction to the oil price increase of the end of the decade was permanent and would never respond to lower prices with increased consumption of oil.

Higher prices also resulted in increased exploration and production outside of OPEC. From 1980 to 1986 non-OPEC production increased 10 million barrels per day. OPEC was faced with lower demand and higher supply from outside the organization.

From 1982 to 1985, OPEC attempted to set production quotas low enough to stabilize prices. These attempts met with repeated failure as various members of OPEC  produced beyond their quotas. During most of this period Saudi Arabia acted as the swing producer cutting its production in an attempt to stem the free fall in prices. In August of 1985, the Saudis tired of this role.  They linked their oil price to the spot market for crude and by early 1986 increased production from 2 MMBPD to 5 MMBPD.  Crude oil prices plummeted below $10 per barrel by mid-1986. Despite the fall in prices Saudi revenue remained about the same with higher volumes compensating for lower prices.

A December 1986 OPEC price accord set to target $18 per barrel bit it was already breaking down by January of 1987and prices remained weak.

The price of crude oil spiked in 1990 with the lower production and uncertainty associated with the Iraqi invasion of Kuwait and the ensuing Gulf War. The world and particularly the Middle East had a much harsher view of Saddam Hussein invading Arab Kuwait than they did Persian Iran. The proximity to the world's largest oil producer helped to shape the reaction.

Following what became known as the Gulf War to liberate Kuwait crude oil prices entered a period of steady decline until in 1994 inflation adjusted prices attained their lowest level since 1973.

The price cycle then turned up. The United States economy was strong and the Asian Pacific region was booming. From 1990 to 1997 world oil consumption increased 6.2 million barrels per day. Asian consumption accounted for all but 300,000 barrels per day of that gain and contributed to a price recovery that extended into 1997. Declining Russian production contributed to the price recovery. Between 1990 and 1996 Russian production declined over 5 million barrels per day.

World Events and Crude Oil Prices 1981-1998

U.S. Petroleum Consumption

Non-OPEC Production & Crude Oil Prices

OPEC Production & Crude Oil Prices

Russian Crude Oil Production

OPEC continued to have mixed success in controlling prices. There were mistakes in timing of quota changes as well as the usual problems in maintaining production discipline among its member countries.

The price increases came to a rapid end in 1997 and 1998 when the impact of the economic crisis in Asia was either ignored or severely underestimated by OPEC.  In December, 1997 OPEC increased its quota by 2.5 million barrels per day (10 percent) to 27.5 MMBPD effective January 1, 1998. The rapid growth in Asian economies had come to a halt. In 1998 Asian Pacific oil consumption declined for the first time since 1982. The combination of lower consumption and higher OPEC production sent prices into a downward spiral.   In response, OPEC cut quotas by 1.25 million b/d in April and another 1.335 million in July. Price continued down through December 1998.

Prices began to recover in early 1999 and OPEC reduced production another 1.719 million barrels in April. As usual not all of the quotas were observed but between early 1998 and the middle of 1999 OPEC production dropped by about 3 million barrels per day and was sufficient to move prices above $25 per barrel.

With minimal Y2K problems and growing US and world economies the price continued to rise throughout 2000 to a post 1981 high. Between April and October, 2000 three successive OPEC quota increases totaling 3.2 million barrels per day were not able to stem the price increases. Prices finally started down following another quota increase of 500,000 effective November 1, 2000.

World Events and Crude Oil Prices 1997-2003

OPEC Production 1990-2007

Russian production increases dominated non-OPEC production growth from 2000 forward and was responsible for most of the non-OPEC increase since the turn of the century.

Once again it appeared that OPEC overshot the mark. In 2001, a weakened US economy and increases in non-OPEC production put downward pressure on prices.  In response OPEC once again entered into a series of reductions in member quotas cutting 3.5 million barrels by September 1, 2001. In the absence of the September 11, 2001 terrorist attack this would have been sufficient to moderate or even reverse the trend.

In the wake of the attack crude oil prices plummeted. Spot prices for the U.S. benchmark West Texas Intermediate were down 35 percent by the middle of November. Under normal circumstances a drop in price of this magnitude would have resulted an another round of quota reductions but given the political climate OPEC delayed additional cuts until January 2002. It then reduced its quota by 1.5 million barrels per day and was joined by several non-OPEC producers including Russia who promised combined production cuts of an additional 462,500 barrels. This had the desired effect with oil prices moving into the $25 range by March, 2002. By mid-year the non-OPEC members were restoring their production cuts but prices continued to rise and U.S. inventories reached a 20-year low later in the year.

By year end oversupply was not a problem. Problems in Venezuela led to a strike at PDVSA causing Venezuelan production to plummet. In the wake of the strike Venezuela was never able to restore capacity to its previous level and is still about 900,000 barrels per day below its peak capacity of 3.5 million barrels per day.  OPEC increased quotas by 2.8 million barrels per day in January and February, 2003.

On March 19, 2003, just as some Venezuelan production was beginning to return, military action commenced in Iraq. Meanwhile, inventories remained low in the U.S. and other OECD countries. With an improving economy U.S. demand was increasing and Asian demand for crude oil was growing at a rapid pace.

The loss of production capacity in Iraq and Venezuela combined with increased OPEC production to meet growing international demand led to the erosion of excess oil production capacity. In mid 2002, there was over 6 million barrels per day of excess production capacity and by mid-2003 the excess was below 2 million. During much of 2004 and 2005 the spare capacity to produce oil was under a million barrels per day. A million barrels per day is not enough spare capacity to cover an interruption of supply from most OPEC producers.

In a world that consumes over 80 million barrels per day of petroleum products that added a significant risk premium to crude oil price and is largely responsible for prices in excess of $40-$50 per barrel.

Other major factors contributing to the current level of prices include a weak dollar and the continued rapid growth in Asian economies and their petroleum consumption.  The 2005 hurricanes and U.S. refinery problems associated with the conversion from MTBE as an additive to ethanol have contributed to higher prices.

World Events and Crude Oil Prices 2001-2007

Venezuelan Oil Production

Excess Crude Oil Production Capacity

One of the most important factors supporting a high price is the level of petroleum inventories in the U.S. and other consuming countries. Until spare capacity became an issue inventory levels provided an excellent tool for short-term price forecasts. Although not well publicized OPEC has for several years depended on a policy that amounts to world inventory management. Its primary reason for cutting back on production in November, 2006 and again in February, 2007 was concern about growing OECD inventories. Their focus is on total petroleum inventories including crude oil and petroleum products, which are a better indicator of prices that oil inventories alone.

Impact of Prices on Industry Segments

Drilling and Exploration - Boom and Bust

The Rotary Rig Count is the average number of drilling rigs actively exploring for oil and gas. Drilling an oil or gas well is a capital investment in the expectation of returns from the production and sale of crude oil or natural gas. Rig count is one of the primary measures of the health of the exploration segment of the oil and gas industry.  In a very real sense it is a measure of the oil and gas industry's confidence in its own future.

At  the end of the Arab Oil Embargo in 1974 rig count was below 1500. It rose steadily with regulated crude oil prices to over 2000 in 1979.  From 1978 to the beginning of 1981 domestic crude oil prices exploded from a combination of the the rapid growth in world energy prices and deregulation of domestic prices. At that time high prices and forecasts of crude oil prices in excess of $100 per barrel fueled a drilling frenzy. By 1982 the number of rotary rigs running had more than doubled.

It is important to note that the peak in drilling occurred over a year after oil prices had entered a steep decline which continued until the 1986 price collapse. The one year lag between crude prices and rig count disappeared in the 1986 price collapse. For the next few years the economy of the towns and cities in the oil patch was characterized by bankruptcy, bank failures and high unemployment.

U.S. Rotary Rig Count 1974-2005

Crude Oil and Natural Gas Drilling

After the Collapse

Several trends were established in the wake of the collapse in crude prices. The lag of over a year for drilling to respond to crude prices is now reduced to a matter of months. (Note that the graph on the right is limited to rigs involved in exploration for crude oil as compared to the previous graph which also included rigs involved in gas exploration.) Like any other industry that goes through hard times the oil business emerged smarter, leaner and more conservative. Industry participants, bankers and investors were far more aware of the risk of price movements. Companies long familiar with accessing geologic, production and management risk added price risk to their decision criteria.

Technological improvements were incorporated:

• Increased use of 3-D seismic data reduced drilling risk.

• Directional and horizontal drilling led to improved production in many reservoirs.

• Financial instruments were used to limit exposure to price movements.

• Increased use of CO2 floods and improved recovery methods to improve production in existing wells.

In spite of all of these efforts the percentage of rigs employed in drilling for crude oil decreased from over 60 percent of total rigs at the beginning of 1988 to under 15 percent until a recent resurgence.

U.S. Rotary Rig Count Exploration for Oil

U.S. Rotary Rig Count Percent Exploring for Crude Oil

Rig count does not tell the whole story of oil and gas exploration and development. It is certainly a good measure of activity, but it is not a measure of success.

After a well is drilled it is either classified as an oil well, natural gas well or dry hole. The percentage of wells completed as oil or gas wells is frequently used as a measure of success.  In fact, this percentage is often referred to as the success rate.

Immediately after World War II 65 percent of the wells drilled were completed as oil or gas wells. This percentage declined to about 57 percent by the end of the 1960s. It rose steadily during the 1970s to reach 70 percent at the end of that decade. This was followed by a plateau or modest decline through most of the 1980s.

Beginning in 1990 shortly after the harsh lessons of the price collapse completion rates increased dramatically to 77 percent. What was the reason for the dramatic increase? For that matter, what was the cause of the steady drop in the 1950s and 1960s or the reversal in the 1970s?

Since the percentage completion rates are much lower for the more risky exploratory wells, a shift in emphasis away from development would result in lower overall completion rates. This, however, was not the case. An examination of completion rates for development and exploratory wells shows the same general pattern. The decline was price related as we will explain later.

Some would argue that the periods of decline were a result of the fact that every year there is less oil to find.  If the industry does not develop better technology and expertise every year, oil and gas completion rates should decline. However, this does will not explain the periods of increase.

The increases of the seventies were more related to price than technology. When a well is drilled, the fact that oil or gas is found does not mean that the well will be completed as a producing well.  The determining factor is economics. If the well can produce enough oil or gas to cover the additional cost of completion and the ongoing production costs it will be put into production.  Otherwise, its a dry hole even if crude oil or natural gas is found.  The conclusion is that if real prices are increasing we can expect a higher percentage of successful wells. Conversely if prices are declining the opposite is true.

The increases of the 1990s, however, cannot be explained by higher prices. These increases are the result of improved technology and the shift to a higher percentage of natural gas drilling activity. The increased use of and improvements to 3-D seismic data and analysis combined with horizontal and and directional drilling improve prospects for successful completions. The fact that natural gas is easier to see in the seismic data adds to that success rate.

Most dramatic is the improvement in the the percentage exploratory wells completed. In the 1990s completion rates for exploratory wells have soared from 25 to 45 percent.

Oil and Gas Well Completion

Oil and Gas Well Completion

Oil and Gas Well Completion Rates Development

U.S. Oil and Gas Well Completion Rates Exploration

Workover Rigs - Maintenance

Workover rig count is a measure of the industry's investment in the maintenance of oil and gas wells.  The Baker-Hughes workover rig count includes rigs involved in pulling production tubing, sucker rods and pumps from a well that is 1,500 feet or more in depth.

Workover rig count is another measure of the health of the oil and gas industry. A disproportionate percentage of workovers are associated with oil wells. Workover rigs are used to pull tubing for repair or replacement of rods, pumps and tubular goods which are subject to wear and corrosion.

A low level of workover activity is particularly worrisome because it is indicative of deferred maintenance.  The situation is similar to the aging apartment building that no longer justifies major renovations and is milked as long as it produces a positive cash flow. When operators are in a weak cash position workovers are delayed as long as possible. Workover activity impacts manufacturers of  tubing, rods and pumps. Service companies coating pipe and other tubular goods are heavily affected.

U.S. Workover Rigs and Crude Oil

[WTRG's HOME PAGE]

Copyright 1996-2007 by James L. Williams

The global reserve/resource base can easily meet forecast demand growth for decades to come. Estimates of ultimately recoverable reserves (URR) have increased over time, with advancing technology, enhanced recovery and new reservoir development. For example, according to an established industry source, reserve growth from improved recovery alone in existing fields amounted to 175 billion barrels in 1995–2003; combined with new discoveries of 138 billion barrels, total reserve growth was therefore well above the cumulative production of 236 billion barrels for that period. Moreover, technology continues to blur the distinction between conventional and non-conventional oil, of which there is also abundance, as well as with other fossil fuels. We expect the world’s URR to continue to increase in the future. Therefore, the real issue is not reserve availability, but timely deliverability, and here enhanced cooperation and dialogue among all parties is essential to ensure security of demand, as well as security of supply.

According to current estimates, more than three-quarters of the world’s oil reserves are located in OPEC countries. The bulk of OPEC oil reserves is located in the Middle East, with Saudi Arabia, Iran and Iraq contributing 56% to the OPEC total. OPEC countries have made significant contributions to their reserves in recent years by adopting best practices in the industry. As a result, OPEC proven reserves currently stand well above 900 billion barrels.

source OPEC.org

Oil Consumption Continues Slow Growth

by Joe Monfort

Global demand for oil reached 85.7 million barrels per day in 2007, a modest 1-percent increase over the 84.9 million barrels consumed daily in 2006.1 (See Figure 1.) This marked the third straight year in which oil demand grew at an annual rate of less than 2 percent.2 Despite the slow growth in demand, oil prices rose from just above $50 in January to near $100 at year’s end—close to the all-time inflation-adjusted price record that was reached in the early 1980

The United States continued unchallenged as the world’s single largest oil-consuming nation in 2007, using almost one fourth of the global total at a rate of 20.7 million barrels daily. But U.S. oil consumption was virtually unchanged for the third year in a row, as rising oil prices discouraged demand despite three years of steady economic growth.

China increased its petroleum consumption by 5.5 percent in 2007, up from 7.3 million barrels per day in 2006 to 7.7 million barrels. It now accounts for nearly 9 percent of the world’s total oil use. Over the past decade China has nearly doubled its oil consumption, and the share of global oil used by all nations that do not belong to the Organisation for Economic Co-operation and Development (OECD) has increased from 37 percent in 1997 to almost 43 percent in 2007. Other top consumers in 2007 were OECD-Europe at 15.4 million barrels and Japan at 5 million barrels daily.

The crude oil spot price in the United States averaged $72 per barrel in 2007, a 9.5-percent increase over the 2006 average of $66 and nearly triple the average price in 2002. The price of oil averaged over $90 a barrel in the final two months of 2007 and the first two months of 2008, nearing real dollar prices not seen since April 1980. On March 3rd, prices closed at $102.42, having set a new inflation-adjusted record high earlier during intra-day trading.  The U.S. Energy Information Administration (EIA) projects an average of $87 a barrel for 2008 as a whole.

These high prices in the face of slowing demand growth have contributed to increasing recognition that limited spare oil production capacity has fundamentally changed world oil markets over the last several years.  World crude oil production (without the natural gas liquids included in the consumption figures cited earlier) actually fell from 73.8 million barrels per day in 2005 to 73.2 million barrels a day in the first 10 months of 2007, according to EIA. This makes 2005 the peak year for world oil production so far, though it is too early to know if this will turn out to be the all-time high.

In 2007, crude oil production declined in some of the world’s largest producers—including Indonesia, Mexico, Nigeria, Norway, the United Kingdom, and Venezuela—due to a combination of geological and political factors. Saudi oil production continued to fall in 2007—a voluntary pullback to accommodate a softening market, according to Saudi officials. By late 2007, however, Saudi production was 8 percent below the peak level reached in 2005, despite the fact that oil prices had risen roughly $20 per barrel since then. Uncertainty over the condition of Saudi oil fields and their ability to increase or perhaps even sustain current production levels is the single largest unknown facing world oil markets.

Meanwhile, crude oil production rose in 2007 in Angola, Brazil, Canada (mainly from tar sands), China, and Russia, which surpassed Saudi Arabia to become the largest producer. But production growth continues to slow in Russia, an ominous sign since that nation has been the most important source of production gains over the past decade.

The fact that the world is having a hard time expanding oil supply fast enough to keep up with even modest growth in demand is beginning to be accepted in some corners of the oil industry. The CEO of Royal Dutch Shell and the U.S. industry–dominated National Petroleum Council have both stated that supply constraints are likely to put continued pressure on world oil markets in the years ahead. Although the dreaded phrase “peak oil” is still used mainly by oil industry mavericks like Matthew Simmons and T. Boone Pickens when discussing what lies ahead, their views—if not their language—do appear to be spreading to the mainstream.

Political instability contributed to supply disruptions and price volatility throughout many of the world’s oil-producing regions in 2007. Iraq reached its highest level of oil production since the U.S.-led invasion in 2003, but this still remains below prewar production levels. In 2007, Iraq raised its production 5 percent over the 2006 figure, with gains in the latter half of the year coinciding with the 2007 “troop surge.” Overall, though, tensions in the Middle East remain highly charged and continue to factor heavily into world supply and price activity.

In Nigeria, despite a ceasefire signed by the government and eight rebel groups in December, the Movement for the Emancipation of the Niger Delta and other factions continue to wreak havoc on oil operations in the oil-rich southern delta. As a result of pipeline sabotage, kidnappings of foreign workers, and other risks, Nigerian oil production has decreased 15 percent from its summer 2005 peak to an average production of 2.1 million barrels per day in 2007. In Algeria, terrorist attacks targeting, among other sites, a United Nations office have also affected world markets and sparked concern among foreign oil companies operating in North Africa—a region considered crucial to future oil production.

Thanks to skyrocketing oil prices, many oil companies again enjoyed record profits in 2007. Chevron Corporation posted a company-best $18.7 billion in profit, while Royal Dutch Shell PLC reported a near-best $31.3 billion. ExxonMobil Corporation, the world’s largest publicly traded oil company, posted a 2007 net income of $40.6 billion, the single largest annual profit in U.S. corporate history.

The long-term future of oil companies may not be so bright, however. ExxonMobil reported a decline in oil and natural gas production in 2007, and many companies are finding it hard to replace their reserves. Not only have the largest oil fields already been developed, most of the promising prospect areas are controlled by state-owned oil companies, which hold 80 percent of the world’s proven oil reserves.

Source : worldwatch.org

Basic Petroleum Statistics (data for 2006 except where noted)
Date Last Updated/Reviewed: July 2007 - Next Update/Review: June 2008 Date Last Updated/Reviewed: July 2007 - Next Update/Review: June 2008

Gallons of Oil per Barrel	42
Barrels of Oil per Metric Ton (U.S.)	7.33
U.S. Crude Oil Production	5,102,000 barrels/day
State Ranking of Crude Oil Production	Texas - 1,088,000 barrels/day
U.S. Crude Oil Imports	10,118,000 barrels/day
U.S. Crude Oil Imports from OPEC	5,517,000 barrels/day
Top U.S. Crude Oil Supplier	Canada - 1,802,000 barrels/day
U.S. Petroleum Product Imports	3,589,000 barrels/day
U.S. Petroleum Product Imports from OPEC	733,000 barrels/day
U.S. Net Petroleum Imports	12,390,000 barrels/day
Top U.S. Total Petroleum Supplier	Canada - 2,353,000 barrels/day
Top Oil Producing Countries & Exporters	#1 - Saudi Arabia
Top Oil Consuming Countries & Importers	#1 - United States
U.S. Total Petroleum Exports	1,317,000 barrels/day
U.S. Petroleum Consumption	20,687,000 barrels/day
Dependence on Net Petroleum Imports (2007)	58.2%
Crude Oil Domestic First Price (2007 wellhead price)	$66.52/barrel
Motor Gasoline Retail Prices (2007 U.S. City Average)	$2.85/gallon
Regular Grade Motor Gasoline Retail Prices (2007 U.S. City Average)	$2.80/gallon
Premium Motor Gasoline Retail Prices (2007 U.S. City Average)	$3.03/gallon
Federal Motor Gasoline Tax	18.4 cents/gallon
U.S. Motor Gasoline Consumption	9,253,000 barrels/day (388.6 million gallons/day)
Share of US Oil Consumption for Transportation	69%
U.S. Average Home Heating Oil Price	$2.37/gallon (excluding taxes)
Number of U.S. Operable Petroleum Refineries	149
U.S. Refiners Ranked Capacity (1/1/2006)	#1 - Baytown, Texas (ExxonMobil) 562,500 barrels/day
Top U.S. Petroleum Refining States	#1 - Texas 4,337,026 barrels/day
U.S. Proved Reserves of Crude Oil as of December 31, 2006	20,972 million barrels
Top U.S. Oil Fields (2005)	Prudhoe Bay, AK
Top U.S. Producing Companies (2006)	BP - 827,000 barrels/day
U.S. Strategic Petroleum Reserve	689 million barrels
Total World Oil Production (2005)	82,532,000 barrels/day
Total World Petroleum Consumption (2005)	83,607,000 barrels/day

Global Petroleum

The oil supply system continues to operate at near capacity and remains vulnerable to both actual and perceived supply disruptions.  The supply and demand balance for the remainder of the year is tighter than in last month’s Outlook.  World oil markets are particularly tight during the first half of 2008, with year-over-year growth in world oil consumption outstripping growth in non-Organization of the Petroleum Exporting Countries (OPEC) production by over 1 million bbl/d.  The combination of rising global demand, fairly normal seasonal inventory patterns, slow gains in non-OPEC supply, and low levels of available surplus production capacity is providing firm support for prices.

The flow of investment money into commodities markets and ongoing geopolitical concerns in a number of producing countries, including Nigeria, Iraq, and Venezuela, have contributed to crude oil price volatility.  OPEC appears satisfied with current market conditions, given recent statements by some members, suggesting that there are no plans to review OPEC production until the next scheduled meeting on September 9th.  Also weighing on market expectations is Saudi oil minister Naimi’s public statement suggesting no need to add production capacity beyond the announced plan to expand Saudi oil production capacity to 12.5 million bbl/d by 2009.

If non-OPEC production rises as expected and some OPEC members add production capacity as planned, surplus crude oil production capacity should increase and ease upward price pressures by early next year.  The expected surplus capacity, however, is less than projected in last month’s Outlook.

Consumption.  World oil consumption is projected to grow by 1.2 million bbl/d in 2008.  Almost all of the growth in 2008 is expected to come from the non-Organization for Economic Cooperation and Development (OECD) countries, led by China, Middle East oil producing countries, and Russia, as well as Brazil and India (World Oil Consumption).  China’s oil consumption is expected to rise by 0.4 million bbl/d in 2008, with Chinese oil imports in March showing an increase of 0.8 million bbl/d from year-earlier levels.  OECD oil consumption is projected to remain relatively unchanged, with growth in consumption in Europe, where weather factors constrained oil consumption in 2007, offsetting declines in the United States.

Non-OPEC Supply.  Non-OPEC supply is forecast to rise by 0.6 million bbl/d in 2008, about the same as in last month’s Outlook.  Upward revisions in Africa and the United States offset lower expectations for growth in Russia and the North Sea.  Brazil, Azerbaijan, and Sudan are expected to account for most of the increases in production in 2008, while the United Kingdom, Mexico, and Norway are among countries expected to experience declines (Non-OPEC Oil Production Growth).   Russian oil production in the first quarter averaged 80,000 bbl/d below levels from first-quarter 2007, the first year-over-year decline this decade.  However, EIA expects this to be temporary, with Russian production expected to grow on average in 2008.  Most of the non-OPEC supply growth in 2008 is expected in the second half of the year, in contrast to very little growth in the first half of the year. Given recent history, EIA recognizes that the pace and timing of non-OPEC supply growth will continue to be subject to possible delays in key projects and accelerating production declines in some older fields. Thus, net production increases could be less than the current forecast.

OPEC Supply.  OPEC crude oil production averaged about 32.2 million bbl/d during the first quarter of 2008.  Only Saudi Arabia has significant surplus production capacity, currently estimated to be about 1.9 million bbl/d.  OPEC crude oil production is expected to remain relatively flat through the third quarter of 2008, though there is the possibility of either higher or lower output in Iraq and Nigeria, depending on how the security situation in each country evolves.  EIA expects that OPEC surplus production capacity will not grow significantly until the end of 2008 and will stay concentrated in Saudi Arabia (OPEC Surplus Oil Production Capacity).

Inventories.  OECD commercial inventories at the end of the first quarter stood at an estimated 2.54 billion barrels, 22 million barrels above the previous 5-year average level. OECD inventories recorded a seasonal decline during the first quarter of roughly 0.3 million bbl/d, about 0.1 million bbl/d less than the average withdrawal rate during the first quarter.  EIA’s projected balances suggest that total OECD commercial inventories likely will remain near average levels for the rest of the year (Days of Supply of OECD Commercial Stocks).

U.S. Petroleum

Production.  In 2007, domestic crude oil output averaged 5.1 million bbl/d, unchanged from 2006 (U.S. Crude Oil Production).  Total output in 2008 is projected to grow by only 10,000 bbl/d.  In 2009, domestic crude oil production is projected to average 5.3 million bbl/d, up 210,000 bbl/d from 2008.  Federal Gulf of Mexico output is expected to rise by 260,000 bbl/d but declines are projected for Alaska (30,000 bbl/d) and the lower-48 States (20,000 bbl/d).

Consumption.  Total petroleum consumption of liquid fuels and other petroleum products averaged 20.7 million bbl/d in 2007, essentially unchanged from 2006 (U.S. Petroleum Products Consumption Growth).  Based on projections of weak economic growth and record high crude oil and product prices, consumption is projected to decline by 190,000 bbl/d in 2008, a sharper drop than the 90,000 bbl/d decline projected in the previous Outlook. After accounting for projected increases in ethanol use, U.S. petroleum consumption is projected to fall by 330,000 bbl/d.  In 2009, total petroleum and other liquid fuel consumption is projected to rise by 210,000 bbl/d.

Prices.   WTI crude oil prices, which averaged $72.32 per barrel in 2007 (Crude Oil Prices), are projected to average $110 per barrel in 2008, up about $9 per barrel from the projection in last month’s Outlook, and $103 per barrel in 2009, up about $11 per barrel from the previous Outlook.

EIA projects regular-grade motor gasoline retail prices, which averaged $2.81 per gallon in 2007, to average $3.52 per gallon this year, up 16 cents from last month’s Outlook.  The motor gasoline price is expected to average $3.66 over this summer (April through September).  These projections reflect our assumption of a sizable narrowing of refiner gasoline margins from last year, attributable to weakness in gasoline demand and growth in ethanol supply.  In 2009, regular-grade gasoline retail prices are projected to average $3.44 per gallon, 20 cents higher than in the previous Outlook.

Diesel fuel retail prices in 2008 are projected to average $3.94 per gallon, up from $2.88 per gallon last year.  This reflects global strength in diesel demand that is contributing to a widening of the margin between diesel prices and crude oil costs since last year.  Retail diesel prices are projected to average $3.67 per gallon in 2009.

Natural Gas

Consumption.  Total natural gas consumption is expected to increase by 1.4 percent in 2008 and by 0.5 percent in 2009 (Total U.S. Natural Gas Consumption Growth).   The residential and commercial sectors are expected to lead consumption growth in 2008 because of the projected 5.4-percent increase in heating degree-days compared with 2007.  In contrast, the projected 12.4-percent decline in cooling degree-days from the warm summer of 2007 is expected to leave consumption of natural gas in the electric power sector relatively unchanged.  Finally, the declining real value of the U.S. dollar and some recovery in the fertilizer market are expected to contribute to slight growth in industrial sector output and natural gas consumption in both 2008 and 2009.

Production and Imports.  Total U.S. marketed natural gas production is expected to increase by 4.6 percent in 2008, then decline by 1.1 percent in 2009.  Despite current repairs at the Independence Hub, production from the Federal Gulf of Mexico is expected to increase by 4.2 percent in 2008.  Sustained high rig counts in the lower-48 onshore region are expected to lead to an increase in onshore production of 4.9 percent in 2008.

Through the first 4 months of 2008 liquefied natural gas (LNG) imports totaled an estimated 115 Bcf, considerably lower than the import total of 283 Bcf at this time last year. The shift of LNG away from the United States this year results from higher prices available to LNG suppliers for deliveries to both the Asia-Pacific region and Europe.  Although EIA still expects significant additions to world LNG productive capacity through 2009, recent delays in bringing new liquefaction projects to full operational capacity and current high demand in other parts of the world will continue to constrain LNG shipments to the United States.  In 2007, LNG imports totaled 771 Bcf.  The 2008 LNG import forecast is revised downward to 580 Bcf from 680 Bcf in last month’s Outlook.

Inventories.  As of April 25, 2008, working natural gas in storage was 1,371 Bcf (U.S. Working Natural Gas in Storage), 3 Bcf below the 5-year average (2003-2007), and 255 Bcf below the level during the corresponding week last year.

Prices.  The Henry Hub spot price averaged $10.49 per Mcf in April, $0.74 per Mcf above the average March spot price.  Continuing cool weather (heating degree-days were 6 percent higher than normal in April), sagging imports of LNG, lower inventories, and higher oil prices have all contributed to the recent strength in spot prices.  Uncertainty over natural gas demand by the electric power sector during the summer and the possibility of hurricane-related supply disruptions later this year could impact spot prices in the coming months.  On an annual basis, the Henry Hub spot price is expected to average $9.69 per Mcf in 2008 and $9.41 per Mcf in 2009, increases of $1.10 and $1.09 per Mcf, respectively, from last month’s Outlook.

Natural Gas Consumption by End Use
(Million Cubic Feet)

Natural Gas Consumption by End Use
(Million Cubic Feet)

	2002	2003	2004	2005	2006	2007	View
							History
Total Consumption	23,007,017	22,276,502	22,388,975	22,010,596	21,653,086	23,057,969	1949-2007
Lease and Plant Fuel	1,113,082	1,122,283	1,097,904	1,111,517	1,123,858	1,168,466	1930-2007
Lease Fuel	730,579	758,380	731,563	756,324	764,873		1983-2006
Plant Fuel	382,503	363,903	366,341	355,193	358,985		1983-2006
Pipeline & Distribution Use	666,920	591,492	566,187	584,026	584,497	622,426	1997-2007
Volumes Delivered to Consumers	21,227,015	20,562,727	20,724,883	20,315,054	19,944,731	21,267,077	1997-2007
Residential	4,888,818	5,079,351	4,868,797	4,826,775	4,368,370	4,723,959	1930-2007
Commercial	3,144,170	3,179,493	3,128,972	2,998,920	2,834,790	3,007,709	1930-2007
Industrial	7,507,180	7,150,396	7,242,837	6,597,330	6,494,553	6,635,046	1997-2007
Vehicle Fuel	14,950	18,271	20,514	22,884	24,919	26,280	1997-2007
Electric Power	5,671,897	5,135,215	5,463,763	5,869,145	6,222,100	6,874,082	1997-2007

Last Updated 04/30/2008
- = No Data Reported; NA = Not Available; W = Withheld to avoid disclosure of individual company data.

Notes: Gas volumes delivered for use as vehicle fuel are included in the State annual totals through 2006 but not in the State monthly components.  See Definitions, Sources, and Notes link above for more information on this table.

Agricultural

BENEFITS OF BIODIESEL - Environmental Benefits

In 2000, biodiesel became the only alternative fuel in the country to have successfully completed the EPA-required Tier I and Tier II health effects testing under the Clean Air Act. These independent tests conclusively demonstrated biodiesel’s significant reduction of virtually all regulated emissions, and showed biodiesel does not pose a threat to human health.

Biodiesel contains no sulfur or aromatics, and use of biodiesel in a conventional diesel engine results in substantial reduction of unburned hydrocarbons, carbon monoxide and particulate matter. A U.S. Department of Energy study showed that the production and use of biodiesel, compared to petroleum diesel, resulted in a 78.5% reduction in carbon dioxide emissions. Moreover, biodiesel has a positive energy balance. For every unit of energy needed to produce a gallon of biodiesel, 3.24 units of energy are gained.

Energy Security Benefits

With agricultural commodity prices approaching record lows, and petroleum prices approaching record highs, it is clear that more can be done to utilize domestic surpluses of vegetable oils while enhancing our energy security. Because biodiesel can be manufactured using existing industrial production capacity, and used with conventional equipment, it provides substantial opportunity for immediately addressing our energy security issues.

If the true cost of using foreign oil were imposed on the price of imported fuel, renewable fuels, such as biodiesel, probably would be the most viable option. For instance, in 1996, it was estimated that the military costs of securing foreign oil was $57 billion annually. Foreign tax credits accounted for another estimated $4 billion annually and environmental costs were estimated at $45 per barrel. For every billion dollars spent on foreign oil, America lost 10,000 – 25,000 jobs.

Economic Benefits

Increased utilization of renewable biofuels results in significant microeconomic benefits to both the urban and rural sectors, and the balance of trade. A study completed in 2001 by the U.S. Department of Agriculture found that an average annual increase of the equivalent of 200 million gallons of soy-based biodiesel demand would boost total crop cash receipts by $5.2 billion cumulatively by 2010, resulting in an average net farm income increase of $300 million per year. The price for a bushel of soybeans would increase by an average of 17 cents annually during the ten-year period.

In addition to being a domestically produced, renewable alternative fuel for diesel engines, biodiesel has positive performance attributes such as increased cetane, high fuel lubricity, and high oxygen content, which may make it a preferred blending stock with future ultra-clean diesel.

Quality Benefits

Biodiesel is registered as a fuel and fuel additive with the EPA and meets clean diesel standards established by the California Air Resources Board (CARB). B100 (100 percent biodiesel) has been designated as an alternative fuel by the U.S. Department of Energy and the U.S. Department of Transportation. Moreover, in December 2001, the American Society of Testing and Materials (ASTM) approved a specification (D6751) for biodiesel fuel. This development was crucial in standardizing fuel quality for biodiesel in the U.S. market.

The National Biodiesel Board, the trade association for the biodiesel industry, has formed the National Biodiesel Accreditation Commission (NBAC) to audit fuel producers and marketers in order to enforce fuel quality standards in the US. NBAC issues a ‘Certified Biodiesel Marketer’ seal of approval for biodiesel marketers that have met all requirements of fuel accreditation audits. This seal of approval will provide added assurance to customers, as well as engine manufacturers, that the biodiesel marketed by these companies meets the ASTM standards for biodiesel and that the fuel supplier will stand behind its products.

EPAct Benefits

Effective November 1998, Congress approved the use of biodiesel as an Energy Policy Act (EPAct) compliance strategy. The legislation allows EPAct-covered fleets (federal, state and public utility fleets) to meet their alternative fuel vehicle purchase requirements simply by buying 450 gallons of pure biodiesel and burning it in new or existing diesel vehicles in at least a 20% blend with diesel fuel. The Congressional Budget Office and the U.S. Department of Agriculture have confirmed that the biodiesel option is the least-cost alternative fuel option for meeting the Federal government’s EPAct compliance requirements. Because it works with existing diesel engines, biodiesel offers an immediate and seamless way to transition existing diesel vehicles into a cleaner burning fleet.

Economic Contributions

Biodiesel’s Contributions to the U.S. Economy Biodiesel significantly contributes to the U.S. economy in multiple ways, according to economic analysis completed in September 2006 by John M. Urbanchuk of LECG.

Aggregate Economic Benefit:

• America’s biodiesel industry will add $24 billion to the U.S. economy between 2005 and 2015, assuming biodiesel growth reaches 650 million gallons of annual production by 2015.

• Biodiesel production will create a projected 39,102 new jobs in all sectors of the economy.

• Additional tax revenues from biodiesel production will more than pay for the federal tax incentives provided to the industry. It will keep $13.6 billion in America that would otherwise be spent on foreign oil. This total impact of biodiesel on the economy includes the temporary impacts of construction, the permanent impacts of annual production and the direct value of biodiesel and co-products (glycerin).

Economic Contribution of Biodiesel by Industry 2006-2015

Industry	Spending (Mil 2005$)	GDP (Mil 2005$)	Impact Earnings (Mil 2005$)	Employment (Jobs)
Construction	$807	$1,519	$849	11,720
Annual Operations
Feedstocks Industrial chemicals Electric, natural gas, water Maintenance and repair Business Services Earnings paid to households	$6,413 $589 $276 $57 $47 $259	$13,539 $1,085 $448 $84 $97 $332	$4,557 $418 $181 $54 $42 $168	23,715 1,624 685 282 210 866
Subtotal	$8,448	$17,104	$6,268	39,102
Plus Value of biodiesel output Biodiesel Co-products (glycerin)		$6,738 $159
Total		$24,001	$6,268	39,102

Benefits to the U.S. Treasury: The additional tax revenues generated by a profitable U.S. biodiesel industry will be significantly larger than the value of the federal tax incentives provided to the industry. Assuming that the biodiesel tax credit of one dollar per gallon for agri-biodiesel and 50 cents per gallon for biodiesel from other sources is extended past 2008, this program would cost a total of $3.5 billion by 2015.

The industry will generate $8.3 billion of new revenue for the Federal Treasury for a positive net balance of $4.8 billion.

Oil Dollars Stay in America: The biodiesel industry will play a significant role in improving America’s energy security. Expansion of the biodiesel industry as estimated will displace 242 million barrels of crude oil between 2006 and 2015.

Since the U.S. is a net importer of oil, this means that less oil will need to be imported. As a consequence, $13.6 billion (2005 dollars) will remain in the American economy instead of being sent abroad to finance oil imports.

Permanent Impacts: The ongoing annual operation of biodiesel  plants offers the most significant impact from biodiesel production on the U.S. economy. The biodiesel industry will add $15.6 billion (2005 dollars) to America’s Gross Domestic Product (GDP) as it spends $7.6 billion (2005 dollars) on goods and services between 2006 and 2015.

Construction Investments: Biodiesel producers will invest nearly $810 million (2005 dollars) by 2015 to build new biodiesel plants and expand existing facilities. This spending will increase gross output by $2.8 billion (2005 dollars) to gross output, adding $1.5 billion to America’s Gross Domestic Product (GDP).  Biodiesel construction will create as many as 11,700 jobs in all  sectors of the economy.

Benefits to Farm Prices: The additional demand for soybean oil used to produce biodiesel will increase demand for soybeans, raise soybean prices and revenue for soybean growers, and keep land in soybean production. Analysis published by the U.S. Department of Agriculture indicates that every 50 million gallons of biodiesel raises soybean prices one percent. Consequently, the 498 million gallons of biodiesel that will be produced between 2006 and 2015 will increase farm level soybean prices nearly 10 percent by 2015. Using the USDA 2006 Long-Term Baseline forecast for soybean prices as a starting point, soybean farmers can expect increased biodiesel demand to increase average soybean prices $0.58 per bushel by 2015.

The United Soybean Board provided the funding for this research conducted by John M. Urbanchuk of LECG, LLC. The National Biodiesel Board is funded in part by the United Soybean Board and state soybean board checkoff programs.

Biodiesel chart source biodiesel.org

Biodiesel vs. Bioethanol - With Proper Conditions both are viable today and there could be great future potential by Louis Strydom

Sugar Cane - Probably today's top bioethanol crop

Editor's Note: The biofuel sector is in its infancy, yet bioethanol production is already equal to one-half of one percent of total petroleum production in the world. Biodiesel lags far behind, only contributing one-twentieth of one percent compared to the world's total petroleum fuel production.

In this cautionary, comprehensive assessment of biofuels, it is clear that in proper conditions they are economically viable today, and that worldwide biofuel production is poised to make a quantum leap. But when comparing the principal biodiesel crops, bioethanol versus biodiesel, the result is inconclusive. Complicating any attempt to assess the potential of biofuels are claims that "secondary treatment of cellosic waste" can yield quantities of bioethanol equal to the initial extraction of ethanol or diesel. But this secondary extraction of ethanol from cellulose is not yet a cost-effective process.

Biofuels, like all fuels, can be analysed using a net energy balance analysis, or a life cycle cost analysis which emphasizes economic factors. While both of these analyses are valuable, the relationship between the two of them, basically, is that the better the life cycle cost analysis is, the closer to 1.0 the net energy balance can fall while still yielding a viable biofuel.

How good biofuels are is highly subjective based on location and feedstock. Most research is either highly proprietary, or just getting underway, or both. Biofuel converts solar energy, at its best, at a rate of only around .15%. So while biofuels such as ethanol from sugar cane in Brazil and diesel from oil palms in West Africa are undoubtedly economically viable, they cannot replace petroleum. There isn't enough land. Genetically engineered algae may change all of that, of course.

According to this authoritative review by EcoWorld Contributing Editor Louis Strydom, the commercial sector is just now getting interested in biofuel refining and biofuel crops. It is important to appreciate that innovative crops and technologies may be already developed to a scientifically or even commercially reliable stage, yet much data on these promising crops is not yet available in the public at large.

Ed "Redwood" Ring

The biofuel component of the bioenergy sector is certainly an important one.

The International Energy Agency did an analysis and projection of oil consumption measured in Million tons of oil equivalent (Mtoe) from 1971 to 2030. Whereas in 1971 transport consumption of oil to total oil was roughly 50%, by 2030 transport will account for around two thirds of oil consumption. More concerning, total oil consumption is predicted to increase to 5,000 Mtoe, more than doubling the total consumption of 1971 (1). A significant portion of this increase in consumption is driven by the developing economies and is therefore very difficult to reduce due to their rapid economic growth. Both in terms of reduction of CO2 emissions from this increasing consumption as well as reducing the dependency on oil as the primary product the demand for viable biofuels will increase in the years to come. From the same analysis bioethanol production was estimated at around 30 million tons per year in 2004 and biodiesel at only an estimated 2,5 million tons per year as of 2004.

The demand is thus clearly there for a substitute to oil, and would be even more pronounced if this substitute could be "greener." As regards biofuels however, the key imperative would seemingly remain the economic viability of the substitute. As Nobel prizewinner, Sydney Brenner, once noted "the only 'omics' that really counts in Biotechnology is economics. (2)

How then do you consider the viability of a project, whether it be biodiesel or bioethanol?

It should be noted from the outset, that there is a perplexing myriad of country, location, and project specific data that cannot possibly be covered in a short article such as this. Further, it may be quite possible that a specific project may have other factors specific to that project that completely erode the assumptions of this article. This is exacerbated by the lack of published and scientific data available. That is not in any way whatsoever saying that a huge a mount of scientific research has not been done on biofuels, but simply that a) the biofuel field is in itself a huge field of study, b) new technological advances have presented themselves (or are in the pipeline) that affect current assumptions, c) some advances are driven by economics and these will present themselves by way of company performances in the future.

This article focuses on environmental analysis of the biodiesel and bioethanol industries. Focus is mainly placed on a PEEST analysis (Political, Economic, Environmental, Social, and Technical). The Social and Technical factors are covered briefly. This analysis is not intended to be exhaustive and is intended only to highlight some of the salient points pertinent to such an analysis and reflect on some of the current thinking around these factors. Strategists might argue that there are a number of other environmental analytical techniques which should be applied to an environmental scan of the industry; again such an analysis would be so extensive that it falls outside the scope of this article. Further, the focus of this article is mainly on the external environment as it is far too complex a subject to cover internal environmental factors affecting a project, and even the external environment is only approached from a generic approach so as not to create undue complexity.

POLITICAL FACTORS

The environmental benefits of biofuel is especially important in the European Union

The main political drivers for the biofuel industry in Europe is directed towards the environment, and therefore lowering carbon emissions as much as possible. As a secondary objective the Europeans aim to reduce their dependency on petro-energy (3). This perspective is closely related to the objectives and structure of the Kyoto protocol, which is endorsed by the EU. Interestingly, in terms of concrete actions in the EU, the focus seems more to be on developing biofuels in the member states to meet the objectives (4). The objectives include a 5.75% bio-to-petrofuels blend envisaged by the European Union by 2010.

Americans view biofuel as a way to help them achieve energy independence

In contrast, in the US the primary objective is to reduce dependency on imported oil. More specifically, the Department of Energy’s Office of Energy Efficient and Renewable Energy (EERE) invests in research to achieve the following goals:

- Dramatically reduce, or even end, dependence on foreign oil.

- Spur the creation of a domestic bioindustry. (5)

The two main political drivers therefore are energy independence and environmentally friendly energy. It should be noted that on both sides of the Atlantic these drivers concentrate on internal markets/projects. It follows therefore that development of the industries are directed to addressing local concerns and therefore feedstocks and technologies are directed towards that.

Rapidly industrializing nations such as India see biofuel as a source of jobs and wealth

In the developing world it is worthwhile to note that an additional driver is the potential of job creation for the local economies, particularly where labor intensive feedstocks can be utilized such as harvestable nuts and crops for biofuels.

In short, as countries focus on developing their own biofuel industries, the direction of research and development for biofuels will be driven by the countries and their corresponding corporations and financial markets who invest the largest amounts of capital to these endeavors. Thus for example, the primary development in terms of economically viable research and studies in biodiesel and bioethanol centre around the first world countries. This significantly hampers assessment of projects which fall outside this scope as there is much more limited research available, and often the published research available centers more on developmental than commercial factors in contrast to similar research in the developed world.

ECONOMIC/ENVIRONMENT FACTORS

In the particular case of biofuels, Economic and Environmental analysis are often intertwined. Under this heading some of the main measurement criteria to be covered are Life-Cycle Cost Analysis (LCA) and Net Energy Balance (NEB):

LIFE CYCLE COST ANALYSIS

Life cycle cost analysis covers the costs incurred "from cradle to grave of the project." (6) It focuses mainly on the environmental impact, but the generic methodology could readily be applied to the economic cost-benefit of the project (although this is not done too frequently). LCA can often be complimented by other measurements such as external-cost analysis. The LCA does prove to be a beneficial tool to analyse projects. In terms of biofuels the main focus seems to be towards energy consumption - utilising it as a decision making tool to compare the owning and operating costs for energy using systems. There is relatively limited research still available in this field but most apply the LCA to automobiles, comparing using different fuels as inputs. These studies are however subject to academic limitations and a number of factors have the potential to change the outcomes of the studies such as price of fuel (and also which fuel is the baseline - petroleum or diesel), efficiency of the engine, cost of the vehicle, cost of manufacturing, service costs, fixed costs, end-of-life salvagability of the automobile, etc.

An example of this variance in research output due to varying underlying factors is an LCA conducted in 2000 on alternative biofuels (7). Essentially the article concluded that given the underlying factors at the time biofuels where not cost effective due to their high fuel price. Excluding subsidies, biodiesel from soybeans did prove about 20% more cost-effective than Ethanol (C2 H5 OH). Ethanol from corn was determined to be marginally more effective than herbaceous and woody biomass respectively. Similarly a research paper presented in 1998 utilising both LCA and an External Costs Analysis noted that: "The LCA analysis shows that the benefits in terms of greenhouse gas emissions are being compensated by higher environmental impacts, especially for eutrophication. The External Cost Analysis, shows that external costs of biodiesel and fossil diesel are in the same range and are dominated by the impacts of the use phase." (8)

The main problem is that most research done using LCA is fundamentally linked to the economics of the country and region in which it is produced. Therefore, performing a study in the US and attempting to replicate that study in Europe could likely lead to different results. This variations could be attributed, but not limited, to the following factors - cost of input stock, type of input stock, planting, harvesting and processing of input stock, economic factors, subsidies, etc. In a nutshell, although LCA is highly relevant to a specific market or possibly project, it is not necessarily possible to use this data to extrapolate to other countries or projects.

It is important to note that the country conducting the research will typically focus on the crops that are viable within its location - thus for example a study in the UK would not consider a plantation of Palm Oil as input stock as although it is far superior in yields to crops available in Europe it is not suitable for the climate and would hence be disregarded from the specific country perspective.

For these reasons, comparisons of biodiesel vs. bioethanol should be done with extreme caution and the scientific principles behind such a study must be defensible. Furthermore, the LCA studies come with the additional caution that they are time sensitive - the studies referred to above, would quite likely have different outcomes in the year 2006 given changing oil prices, technological advances in agriculture of the input crops, refining, and the end use products (such as automobiles).

NET ENERGY BALANCE EQUATES TO ENERGY INPUT VS. ENERGY OUTPUT

The other factor predominant in literature is the Net Energy Balance (NEB). This represents an overview of production and consumption of primary and secondary biofuels for a specific project, area, country or region. Energy balances should cover all the primary and secondary energy sources, showing clearly the non-energy use of such sources. (9)

NEB is an interesting counterpoint to LCA analyses in that NEB purely focuses on energy input versus energy output of the production cycle and therefore does not take cost variables into consideration. This is helpful in that it focuses on efficiency throughout the energy crop to biofuel cycle. In this sense the main impact on the reliability of the NEB analyses is the development of technology both from an agricultural and refining perspective.

A report by the US Department of Energy comments that the NEB of ethanol is estimated at around 1.38 for ethanol from corn, but that cellulosic bioethanol (from plant mass) can reach 2.62. The same report anticipates an NEB potential of around 5.0 based on further research on cellulosic ethanol production. The same report notes that biodiesel NEB can reach around 3.2 from soybeans. (10)

MAKE BIOFUEL? - WHY NOT JUST BURN IT

A study in the Netherlands noted that it is far more efficient to utilise the feedstock for electricity generation (bioenergy) than it is to use it for the production of biofuels. Further, this study indicated that given the input feedstocks compared (Sugar beet for bioethanol and rapeseed oil for biodiesel) and the country (the Netherlands) that biodiesel was more energy efficient and therefore had a more positive energy balance (11). A similar study focusing on rapeseed oil for biodiesel and wheat for bioethanol production also indicated that biodiesel was the superior fuel in terms of NEB - both crops however were found to be NEB positive (12). Bioethanol in particular has often been held to have a negative NEB, although recent studies do seem to indicate it is possible to produce bioethanol with a positive NEB (13).

The essence however is that it appears with current feedstock output biodiesel consistently has a higher NEB (14). Of course depending on the amount of research and development done on bioethanol, this may likely change if such R&D is invested in ethanol and the technology, processes, and crops are improved. Furthermore, the matter is highly subjective to location and feedstock, so for example, Brazil which has a very large sugar cane industry may prove much higher NEB's if ethanol is consumed in country. Transport costs and energy consumption of feedstock plays a significant role, and therefore a high NEB crop in say a developing country producing sugar or palm oil may be eroded if such stocks are transported to a refinery in a developed country. Again, if research is not conducted on a sound scientific basis then comparing outside of the scientific parameters can result in incorrect assumptions of the merits of a biodiesel or bioethanol project.

It is reasonable then to expect the NEB’s of crops to improve in the future. The reasons for this are as follows. First, only existing commercial crops are used. These existing crop yields could be improved with further genetic engineering, crop selection, etc. Second, commercial activity has not been undertaken or materially developed yet for specialist biofuel crops such as Jatropha Curcas, Ponga Mia, etc. Large scale commercial activity will likely yield more energy efficient production of feedstocks, which will then improve the NEB. Third, current production primarily concentrates on annual crops. Particularly so in Europe and America where the crops have to be replanted each year to be harvested. If plantations are used less energy is expended to produce the crops because the plantation is harvested annually without having to replant the crop. Of course Palm Oil and to a lesser extent sugar do cater for this requirement and are therefore at a higher NEB level already.

There are of course a host of other measurement factors that should be considered in analyzing the economic and environmental factors, however the above two have been covered in some detail as they are often encountered in literature and do provide a sound basis for analysis.

SOCIAL FACTORS

A pertinent social factor affecting biofuels is that particularly in the developed world society has become increasingly environmentally conscious, and therefore it has become more important for the man on the street to consume greener energy. More importantly the increased public interest in greener energy has translated into political interest and "Green" parties have increasingly come to the fore in politics in some European countries.

In contrast to the already fully industrialized world, there are many countries which are experiencing population booms as well as growing economies. Specifically in India and China the population sizes coupled with strong growth is increasing demand for energy and fuels. In the developing world the demand for energy combined with the pressures of unemployment have made bioethanol and biodiesel popular areas of interest. This interest has been enhanced particularly for biodiesel crops such as Palm oil and Jatropha where manual labor is often utilized for harvesting and thus the development of these industries assists in job creation as well as energy independence.

TECHNICAL FACTORS

Technical advances both in terms of actual crop yields and refining technologies have significantly improved in the past few years. For refining one only has to look at the refining technological improvements companies such as Lurgi (15) have made over the past decade to appreciate this. On the crop side research has improved crop yields for plants such as Palm Oil - see for example the research done by the Palm Oil Research Institute of Malaysia (16) and academic institutions (17) both on crop development as well as increased utilization of crop waste (18).

Again, as noted in the Economic/Environment factors, the research remains context specific, and it is important not to extrapolate data without a sound scientific base and due consideration for all factors influencing the research data. So, for example, a study was conducted for the UK Department of Transport using 2002 as a basis year comparing international resource costs for biodiesel and bioethanol, with extrapolations for 2020. The study was limited in scope to Europe, US and Brazil and concentrated on wood, straw, wheat and corn for bioethanol and oil seeds (soybeans and rapeseed oil) for biodiesel. For the 2002 year it indicated that given the feedstock and environment, that biodiesel produced more energy per investment than bioethanol as regards Europe and the UK, however when the US and Brazil were included bioethanol proved more effective. In their 2020 projections, accounting for technological improvements and using the same input factors, the study anticipated that the most cost-effective solution would be biodiesel produced from biomass (wood & straw) given the technologies anticipated by that time (19).

The importance of the UK study lies not in the predictions of the year 2002, but in the fact that it is realistic to expect significant technological improvements in both the agricultural and processing/refining productivity of biofuels. To this extent it is recommended that biofuels projects be approached on a case by case basis to determine viability and that a definitive position is not taken as regards viability of biodiesel versus bioethanol. There are a number of current views and comparisons drawn for the different feedstock crops for biodiesel and bioethanol, see for example a recent article on this site (20).

BIOFUEL PRODUCTIVITY DATA STILL HARD TO FIND

Current published and scientific data as regards to technological advances both in terms of crops (for example yields per hectare of different crops) as well as processing and refining advances are hard to come by. The main reason for this is that the biofuels field has only received serious attention from commercial investors in the last few years and to this extent it is seen as an exciting market to be entering. Consequently, this has lead to most research being proprietary, patented or not published and utilized for commercial purposes. This is not to say that some of the advances are not scientifically credible, only that they are not always accessible. The consequent risk is that a lot of unsubstantiated data is assumed, either over or under estimating the realistic yields of crops, efficiencies of processes and technologies, etc.

It is possible that the nature of the feedstocks themselves will allow the industry to change, for example, by-products that are now seen as waste or used for one purpose may change to be used for completely different purposes in the future. So for example certain tropical and sub-tropical crops may end up driving a wider bioenergy business rather than a solely biofuels business if the byproducts are converted into electricity. This could in turn effect how the LCA or NEB of a project is calculated and consequently change the economic viability of future projects.

The main issue constraining definitive comment on evaluating biodiesel vs. bioethanol is that both fuels are not fully developed yet. The reasons for this are as follows:

First, only limited existing commercial crops are have recorded data on their NEB. These existing crop yields could be improved with further, crop selection, genetic engineering, etc.

Second, commercial activity has not been undertaken or materially developed yet for specialist biofuel crops such as Jatropha Curcas, Ponga Mia, etc. Large scale commercial activity will likely yield more energy efficient production of feedstocks, which will then improve the NEB.

Third, current production primarily concentrates on annual crops. Particularly so in Europe and America where the crops have to be replanted each year to be harvested. If plantations are used, less energy is expended to produce the crops when the plantation is harvested annually without having to replant the crop. Of course Palm Oil and to a lesser extent sugar do cater for this requirement and are therefore at a higher NEB level already.

Regardless of the seeming higher NEB viability in the developing world for biofuels, a number of firms have built or are in the process of building major biofuel refineries in the US, Europe and other developed countries (21).

Conclusion - Bioethanol & Biodiesel are a toss-up - they both work well depending on the crop and the planting environment.

Attempting to analyze an industry such as biofuels is a very complex task. Both bioethanol and biodiesel crops, processes and refining technology is constantly improving. Further, it is important to appreciate that crops and technologies may be developed to a scientifically reliable stage, yet data thereon is not yet available in the public domain. The purpose of this article was to extract and review some of the current data and drivers impacting on the biofuel sector within the conceptual construct of a PEEST analysis to thereby highlight some of the current factors, thinking and research in this field and thereby provide the reader with a basic construct for future analysis of biofuel projects.

Footnotes and Reference Sources:

1 Fulton, L. 20/21 June 2005. (back)
Assessing the biofuels option.
Presented at a conference in Paris - Biofuels for Transport: an International Perspective

2 Whelan, J. November 6, 2004. (back) The Insider : European Biotech - No Pain, No Gain. New Scientist p54 - 55.
www.newscientistjobs.com

3 Anon. 17 August 2004. (back)
Greencars : Euractiv.com
www.euractiv.com/Article?tcmuri=tcm:29-117504-16

4 British Associations for Bio Fuels and Oils (back)
www.biodiesel.co.uk/babfo.htm

5 Tyson, K.S. et al. June 2004. (back)
Biomass Oil Analysis: Research Needs and Recommendations.
National Renewable Energy Laboratory
www.nrel.gov

6 De Nocker, N. et al. December 3-4, 1998. (back)
Comparison of LCA and external cost analysis for biodiesel and diesel.
Presented at 2nd International conference LCA in Agriculture, Agro-Industry and Forestry.
www.senternovem.nl/mmfiles/30743_tcm24-124248.pdf

7 MacLean, H.L. et al. 2000. (back)
A Life-Cycle Cost Analysis of Alternative Automobile Fuels. Journal of Air & Waste Association (50:1769-1779).
www.msu.edu/~satish/jawma.pdf

8 De Nocker, N. et al. December 3-4, 1998. (back)
Comparison of LCA and external cost analysis for biodiesel and diesel.
Presented at 2nd International conference LCA in Agriculture, Agro-Industry and Forestry.
www.senternovem.nl/mmfiles/30743_tcm24-124248.pdf

9 Food and Agriculture Organisation of the United Nations (back)
www.fao.org/documents/show_cdr.asp?url_file=/docrep/007/j4504e/j4504e10.htm

10 Food and Agriculture Organisation of the United Nations (back)
www.fao.org/documents/show_cdr.asp?url_file=/docrep/007/j4504e/j4504e10.htm

US Department of Energy - Net Energy Balance for Bioethanol Use.
http://eereweb.ee.doe.gov/biomass/printable_versions/net_energy_balance.html

11 Kampman, B.E. et al. November, 2003. (back)
Biomass: for vehicle fuels or power generation? CE: Solutions for environment, economy and technology.
www.cedelft.nl/eng/pdf/4583_Biomass_abstract.pdf

12 Richards, I.R. June 2000. (back)
Energy balances in the growth of oilseed rape for biodiesel and of wheat for bioethanol.
British Association of Biofuels and oils - Levington Agricultural report.
www.senternovem.nl/mmfiles/27781_tcm24-124189.pdf

13 Anon. January 29, 2006. (back)
New Study Makes case for Bioethanol. Euractiv.
www.euractiv.com/Article?tcmuri=tcm:29-152035-16

14 Anon. April 4, 2006. (back)
Net Energy Balance for Bioethanol production and use.
U.S. Department of Energy - Energy Efficiency and Renewable Energy Biomass Program

15 www.lurgi.com/website/index.php?L=1 (back)

16 http://ecoport.org/ep?Plant=972 (back)

17 Corley, H. Est. 1999. (back)
New Technologies for Plantation Crop Improvement. Cranfield University.
www.taa.org.uk/WestCountry/corley.html

18 Khalil, H. et al. 2000. (back)
The effect of various anhydride modifications on mechanical properties and water absorption of oil palm empty fruit bunches reinforced polyester composites. Polymer International. Volume 50, Issue 4 : 395 - 402.
www3.interscience.wiley.com/cgi-bin/abstract/77502740/ABSTRACT?CRETRY=1

19 AET Technologies (back)
International resource costs of biodiesel and bioethanol. UK Department for transport.
www.dft.gov.uk/stellent/groups/dft_roads/documents/pdf/dft_roads_pdf_024054.pdf

20 www.ecoworld.com/Home/Articles2.cfm?TID=380 (back)

21 Winnie, J. June 10, 2005. (back)
Major Biofuel projects.
ttp://jcwinnie.biz/wordpress/?p=845

To the 2nd generation

Bioethanol falls into two categories: first generation, which is now on the market, and second generation, for which the first production plants are in the process of being built. In the long-term, this new product will enable us to cover our biofuel requirements without having to resort to food crops.

First generation bioethanol

This first category of bioethanol is obtained by converting the sugars in sugar and starch crops into alcohol.

Known as "first generation" bioethanol (link with Technique?), it achieves substantial reductions in CO2 emissions and helps prepare the market for bioethanol fuels. It also has the advantage of using established technologies that we know and master. However, its potential is limited by the fact that it uses raw materials that would otherwise be used for food or animal feed. Moreover, only parts of the plants are used.

These drawbacks have led to the development of so-called “second generation” ethanol, which is more interesting in terms of sustainable development but which is also technically more difficult to produce.

Second generation bioethanol

This process converts lignocellulosic biomass - which is the most abundant compound on earth - into ethanol. The raw material comes from plants growing on poor soils or from agricultural and forestry wastes.

Compared to first generation ethanol, the main advantages of lignocellulosic bioethanol are:

• potentially far greater quantities and variety of feedstocks

• does not compete with the food chain

• higher yields per hectare, either by using fast-growing lignocellulosic plants (miscanthus species) or from a more complete conversion of plants already being used

• greatly reduced farmer intervention and much lower fertilizer and phytosanitary inputs.

Today, all bioethanol produced in Switzerland is second generation, obtained from forestry wastes.

Source:  etha-plus.ch

ITEM 3. QUANTITATIVE ANDQUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our President, Rene Ronald Soullier is responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

During the first quarter of 2008, our President evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, Mr. Soullier concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. These conclusions notwithstanding you are advised that no system is 100% foolproof.  Mr. Soullier is the only member of our management and the only board member for our Company.  While we do not face the same issues as other companies with regards to communication breakdown or poor dissemination of information to key personnel, it is important to note that Mr. Soullier is only one individual and does not have the advantage of other managers and board members to double check his work and his procedures.  We are currently in the process of recruiting skilled management and board members to assist Mr. Soullier, and plan to appoint additional personnel as soon as practicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have not yet commenced production activities and have limited operating history, which makes it difficult to evaluate our financial position and our business plan.

We are a company in the development stage and have limited business operations. Accordingly, there is limited prior operating history by which to evaluate the likelihood of our success or our ability to exist as a going concern. We may never begin or complete an acquisition of income producing oil-rich properties, or develop additional alternative energy platforms, as a result, we may not be able to generate sufficient revenues to become profitable.

We will need to obtain a significant amount of additional debt and equity capital to complete the development and completion of business plan, which we may not be able to obtain on acceptable terms or at all.

The full and timely development and implementation of our business plan and growth strategy will require significant additional resources, and we may not be able to obtain the funding necessary to implement our growth strategy on acceptable terms or at all. An inability to obtain such funding could slow down or prevent us from executing on our plan to purchase oil producing properties and develop alternative energies. Furthermore, our property acquisition strategy may not produce material revenues even if successfully funded. We intend to explore a number of options to secure alternative sources of capital, including the issuance of senior secured debt, subordinated debt, and additional equity, including preferred equity securities or other equity securities. We have not yet identified the sources for the additional financing we require and we do not have firm commitments from any third parties to provide this financing. We might not succeed, therefore, in raising additional equity capital or in negotiating and obtaining additional and acceptable financing when we need it or at all. Our ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond our control. We cannot assure you that we will be able to implement or capitalize on various financing alternatives or otherwise obtain required working capital, the need for which is substantial given our operating loss history and our business and development plan. The terms of any future debt or equity funding that we may obtain in the future may be unfavorable to us and to our shareholders. Our failure to manage our growth effectively could prevent us from achieving our goals.

Our auditor's opinion expresses substantial doubt about our ability to continue as a "going concern.”

Our independent auditor’s reports states that there is substantial doubt about our ability to continue as a going concern. If we are unable to develop our business and to generate sufficient revenues, we may have to discontinue operations or cease to exist, which would be detrimental to the value of your investment. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

Our auditors identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately report our financial results.

In connection with our audit of our financial statements, our external auditors, advised us that we had control deficiencies in our internal controls over financial reporting.  The control deficiencies related to the fact that our accounting resources did not include enough people with the detailed knowledge, experience and training in the selection and application of certain accounting principles generally accepted in the United States of America (GAAP) to meet our financial reporting needs. These control deficiencies contributed to material weaknesses in internal control with respect to segregation of duties, accounting for revenue recognition, stockholders equity and share-based compensation and acquisitions as well as financial statement presentation and disclosures. A "material weakness" is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement in the financial statements or related disclosures will not be prevented or detected.  While we hope to complete the process of bringing our internal control documentation into compliance with SOX Section 404 as quickly as possible, we cannot at this time estimate how long it will take to complete the process or the ultimate cost. We expect such costs to be significant.

We envision a period of rapid growth that may impose a significant burden on our administrative and operational resources which, if not effectively managed, could impair our growth.

Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. The growth of our business, and in particular, the acquisition of oil producing properties and development of alternative energies, will require significant investments of capital and management's close attention.  Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel; we may be unable to do so. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with capital investments. If we are unable to successfully manage our growth, we may be unable to achieve our goals.

We plan to fund a substantial majority of the construction costs of our planned ethanol and biodiesel production facilities through the issuance of a significant amount of debt, resulting in substantial debt service requirements that could harm our financial condition.

We plan to fund a substantial portion of our future operations through the issuance of a significant amount of debt. As a result, our capital structure is expected to contain a significant amount of debt. Debt levels and debt service requirements could have important consequences to us, which could reduce the value of your investment, including:

•	limiting our ability to borrow additional amounts for operating capital or other purposes and causing us to be able to borrow additional funds only on unfavorable terms;

•	reducing funds available for operations and distributions because a substantial portion of our cash flow will be used to pay interest and principal on debt;

•	making us vulnerable to increases in prevailing interest rates;

•	placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors;

•	subjecting all or substantially all of our assets to liens, which means that there may be no assets left for our shareholders in the event of a liquidation; and

•	limiting our ability to adjust to changing market conditions, which could increase our vulnerability to a downturn in our business as a result of general economic conditions.

If we are unable to pay our debt service obligations, we could be forced to reduce or eliminate dividends to our shareholders, if they were to commence, and/or reduce or eliminate needed capital expenditures. It is possible that we could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of our debt on substantially less favorable terms. In the event that we were unable to refinance all or a portion of our debt or raise funds through asset sales, sales of equity or otherwise, we may be forced to liquidate.

If we fail to finalize critical agreements, such as land purchase agreements, alternative energy production  agreements, and energy supply agreements, or the terms of such critical agreements are unfavorable compared to what we currently anticipate, our projects may fail or be harmed in ways that significantly reduce our profitability.

To date, we have not signed definitive binding purchase or supply agreements with any other company or individual. If we are unable to enter into these critical agreements or the definitive versions of those agreements, documents, plans or proposals contain terms or conditions that vary significantly from the terms and conditions currently expected by us, we may not be able to operate profitably.

We will be dependent on our energy procurement and development (EPD) consultants and their subsidiaries and affiliates for expertise in the energy and alternative energy sectors and any loss of these relationships could cause delay and added expense, placing us at a competitive disadvantage.

The number of EPD consultants in the U.S. and Canada with the necessary expertise to assist us in acquiring oil producing property and developing alternative energy is limited. We will be dependent on our relationships with our EPD consultants, and their subsidiaries, affiliates and employees. Any loss of, or damage to, these relationships, particularly during our development, may significantly delay or even prevent us from commencing operations and result in the failure of our business. The time and expense of locating new consultants and contractors would result in unforeseen expenses and delays. Unforeseen expenses and delays may reduce our ability to generate revenue and profitability and significantly damage our competitive position in the energy industry.

We will be required to hire and retain skilled technical and managerial personnel.

Personnel qualified to manage oil producing properties and develop alternative energy are in demand. Our success depends in large part on our ability to attract, train, motivate and retain qualified management and highly-skilled employees, particularly managerial, technical, sales, and marketing personnel, technicians, and other critical personnel. Any failure to attract and retain the required highly trained managerial and technical personnel that are integral to production and development and technical support teams may have a negative impact on our operations, which would have a negative impact on revenues. There can be no assurance that we will be able to attract and retain skilled persons and the loss of skilled technical personnel would adversely affect us.

We are dependent upon our officers for management and direction and the loss of any of these persons could adversely affect our operations and results.

We are dependent upon our officers for implementation of our proposed expansion strategy and execution of our business plan. The loss of any of our officers could have a material adverse effect upon our results of operations and financial position. We do not maintain “key person” life insurance for any of our officers. The loss of any of our officers could delay or prevent the achievement of our business objectives.

Any operational disruption could result in a reduction in sales volumes and could cause us to incur substantial losses.

Our operations may be subject to significant interruption if any of our facilities experiences a major accident or is damaged by severe weather or other natural disasters. In addition, our operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not cover or be adequate to fully cover the potential operational hazards described above.

We may be sued or become a party to litigation, which could require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be subject to a number of lawsuits from time to time arising in the ordinary course of our business. The expense of defending ourselves against such litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

Risks related to the energy industry

The energy production and marketing industry is extremely competitive. Many of our competitors have greater financial and other resources than we do and one or more of these competitors could use their greater resources to gain market share at our expense.

The energy production and marketing industry is extremely competitive. Many of our significant competitors in the energy production and marketing industry, such as Archer-Daniels-Midland Company and Cargill, have substantially greater production, financial, research and development, personnel and marketing resources than we do. As a result, our competitors may be able to compete more aggressively than we could and sustain that competition over a longer period of time. Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

Declines in the price of oil will have a significant negative impact on our financial performance.

Our revenues will be greatly affected by the price at which we can sell oil. The price can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our sales and reduce revenues.

The price of oil has recently hit all time highs. We expect the price to be volatile as supply from new and existing ethanol and biodiesel plants increases to meet increased demand. Increased production of ethanol and biodiesel may lead to lower prices. The increased production of ethanol could have other adverse effects. Any downward changes in the price of oil may result in less income, which would decrease our profitability.

Competition from the advancement of alternative fuels may lessen the demand for oil and negatively impact our profitability.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. The emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. While we hope that our approach of funding alternative energy development with oil producing land hedges our exposure, there is no guaranty, and the additional competition could negatively impact our profitability.
Changes and advances in energy production technology could require us to incur costs to update our business plan or could otherwise hinder our ability to compete in the energy industry or operate profitably.

Advances and changes in energy production technology may make our production technologies less desirable or obsolete. These advances may also allow competitors to produce energy at a lower cost than we can. If we are unable to adopt or incorporate technological advances, our energy production methods and processes could be less efficient than our competitors, which could cause us to become uncompetitive or completely obsolete. If competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our energy production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. We cannot guarantee or assure that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Oil sites may have unknown environmental problems that could be expensive and time consuming to correct, which may delay or halt our ability to generate revenue.

We may encounter hazardous conditions at or near each of our planned oil sites that may delay or prevent construction of a particular facility. If we encounter a hazardous condition at or near a site, work may be suspended and we may be required to correct the condition prior to continuing operations. The presence of a hazardous condition would likely require significant expenditure of resources to correct the condition. If we encounter any hazardous conditions at our sites, estimated sales and profitability may be adversely affected.

Risks related to regulation and governmental action

A change in government policies favorable to alternative energy may cause demand for alternative energy to decline.

Growth and demand for alternative energy may be driven primarily by federal and state government policies, such as state laws banning Methyl Tertiary Butyl Ether (MTBE) and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for alternative energy may decline if these policies change or are discontinued.

Federal tax incentives for alternative energy production may be eliminated in the future, which could hinder our ability to operate at a profit and adversely affect our business.

The alternative energy industry and our business are assisted by various federal tax incentives, including those included in the Energy Policy Act of 2005. The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the alternative energy industry is the creation of a 7.5 billion-gallon Renewable Fuels Standard (RFS). The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012. The RFS helps support a market for alternative energy that might disappear without this incentive. The elimination or reduction of tax incentives to the alternative energy industry could increase alternative energy prices and thereby reduce the market for alternative energy, which could reduce our revenues by making it more costly or difficult for us to produce and sell alternative energy. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for alternative energy will result, which could result in the failure of our business.

Changes in environmental regulations or violations of the regulations could be expensive and reduce our ability to become profitable.

We are and will continue to be subject to extensive air, water and other environmental regulations and will need to obtain a number of environmental permits to operate our sites. In addition, it is likely that senior debt financing will be contingent on our ability to obtain the various environmental permits that we will require. If for any reason, any of these permits are not granted, costs for the sites may increase, or the sites may not be purchased at all. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce profits.

Our lack of business diversification could result in the devaluation of our securities if we do not generate revenue from our primary energy sites or technologies or such revenues decrease.

We expect that our business will consist of oil and alternative energy production and sales. We currently have no other lines of business or other sources of revenue if we are unable to complete the acquisition and operation of our proposed sites. Our lack of business diversification could cause you to lose all or some of your investment if we are unable to generate revenues by the production and sales of energy resources, since we do not have any other lines of business or alternative revenue sources.

Risks related to our stock

There can be no assurance that a liquid public market for our common stock will continue to exist.

Although our shares of common stock are eligible for quotation on the OTC Bulletin Board electronic over-the-counter trading system, a very limited number of shares trade on a regular basis and there may not be a significant market in such stock. There can be no assurance that a regular and established market will be developed and maintained for our common stock. There can also be no assurance as to the strength or liquidity of any market for our common stock or the prices at which holders may be able to sell their shares.

It is likely that there will be significant volatility in the trading price.

Market prices for our common stock will be influenced by many factors and will be subject to significant fluctuations in response to variations in our operating results and other factors. Because our business plan is to own and operate energy sites and technologies, factors that could affect our future stock price, and create volatility in our stock price, include the price and demand for alternative energy, the price and availability of oil and gasoline, the political situation in the Middle East, U.S. energy policies, federal and state regulatory changes that affect the price of energy, and the existence or discontinuation of legislative incentives for renewable fuels. Our stock price will also be affected by the trading price of the stock of our competitors, investor perceptions of us, interest rates, general economic conditions and those specific to the energy industry, developments with regard to our operations and activities, our future financial condition, and changes in our management.

Risks relating to low priced stocks.

Although our common stock currently is quoted and traded on the OTC Bulletin Board (although there has been only limited trading since trading on the OTCBB began), the price at which the stock will trade in the future cannot currently be estimated. If our common stock trades below $5.00 per share, trading in the common stock may be subject to the requirements of certain rules promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price share of less than $5.00 per share, subject to certain exceptions) and a two business day “cooling off period” before broker and dealers can effect transactions in penny stocks. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. These, and the other burdens imposed upon broker-dealers by the penny stock requirements, could discourage broker-dealers from effecting transactions in our common stock which could severely limit the market liquidity of our common stock and the ability of holders of our common stock to sell it.

We do not intend to pay dividends.

We have not paid any cash dividends on any of our securities since inception and we do not anticipate paying any cash dividends on any of our securities in the foreseeable future.

Future sales of our securities, or the perception in the markets that these sales may occur, could depress our stock price.

We have issued and outstanding approximately (i) 1,250,000 shares of common stock; and (ii) plan to issue Preferred Stock. These securities will be eligible for public sale only if registered under the Securities Act or if the shareholder qualifies for an exemption from registration under Rule 144 or Rule 701 under the Securities Act, or other applicable exemption. The market price of our capital stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors also could make it more difficult for us to raise capital or make acquisitions through the issuance of additional shares of our common stock or other equity securities.

We are obligated to register the shares of common stock issuable upon conversion of our Preferred Stock (once authorized and issued) for sale to the public. We have yet to register these shares. In addition, these security holders will have the right to include their securities in any public offering we may undertake in the future or demand that we register some or all of their shares for sale to the public. The registration or sale of any of these securities could cause the market price of our securities to drop significantly.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                      EXOTACAR, INC.

(Registrant)

Dated: May 20, 2008
            /s/ Rene Ronald Soullier
Rene Ronald Soullier
President, Secretary and Director

INDEX TO EXHIBITS
Exhibit No.	Description

31.1	Certification of Chief Executive Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.