Form 10-Q/A
period 2008-03-31
EXOTACAR, INC.
filed 2008-05-21
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheet as of March 31, 2008	4

Unaudited Condensed Consolidated Statements of Operations - For the Three Months Ended March 31, 2008 and 2007	5

Unaudited Condensed Consolidated Statements of Cash Flows - For the Three Months Ended March 31, 2008 and 2007	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Exotacar, Inc.
(a Development Stage Company)
Condensed Balance Sheets

	March 31,	June 30,
	2008	2007
Assets	(Unaudited)	Audited

Current assets:
Cash	$20,487	$2,210
Restricted cash	-	27,476
Prepaid expenses	3,000	-
Total current assets	23,487	29,686

Total assets	$23,487	$29,686

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$-	$4,000
Accrued compensation - related party	3,230	-
Total current liabilities	3,230	4,000

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued or outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized,
1,250,000 and 800,000 shares issued and outstanding
at March 31, 2008 and June 30, 2007, respectively	1,250	800
Subscription payable	-	27,500
Additional paid in capital	60,750	16,200
(Deficit) accumulated during development stage	(41,743)	(18,814)
	20,257	25,686

	$23,487	$29,686

Exotacar, Inc.
(a Development Stage Company)
Condensed Statements of Operations
(unaudited)

					June 3, 2005
	For the three months ended		For the nine months ended		(Inception) to
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	597	180	718	250	1,041
Consulting services	-	-	-	-	7,000
Professional fees	10,500	500	22,325	6,000	33,825
Salaries and wages	3,000	-	3,000	-	3,000
Total expenses	14,097	680	26,042	6,250	34,866

Net Operating Loss	(14,097)	(680)	(26,042)	(6,250)	(34,866)

Other Income:
Debt forgiveness income	-	-	3,000	-	3,000
Interest income	87	-	114	-	123
Total other income	87	-	3,114	-	3,123

Net (loss)	$(14,010)	$(680)	$(22,928)	$(6,250)	$(31,743)

Weighted average number of common shares
outstanding - basic and fully diluted	1,250,000	927,174	1,142,000	790,693

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Exotacar, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)

	For the nine months ended		June 3, 2005 (Inception)
	March 31,		to March 31,
	2008	2007	2008

Cash flows from operating activities
Net (loss)	$(22,929)	$(6,250)	$(41,743)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Shares issued for services	-	-	12,000
Gain on debt forgiveness	(3,000)	-	(3,000)
Increase (decrease) in liabilities:
Prepaid expenses	(3,000)	-	(3,000)
Accounts payable	(1,000)	3,500	3,000
Accrued compensation - related party	3,230	-	3,230
Net cash used by operating activities	(26,699)	(2,750)	(29,513)

Cash flows from financing activities
Issuance of common stock	17,500	5,000	50,000
Net cash provided by financing activities	17,500	5,000	50,000

Net increase in cash	(9,199)	2,250	20,487
Cash, beginning	2,210	-	-
Change in restricted cash	27,476
Cash, ending	$20,487	$2,250	$20,487

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash transactions:
Common stock issued for services	$-	$-	$12,000

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

Note 3 – Going concern

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the Company to continue as a going concern it must seek additional sources of capital, and it must attain future profitable operations. The Company is currently initiating its business plan and is in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Note 6 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The Company will adopt SFAS 157 on July 1, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company will adopt SFAS 159 on July 1, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s consolidated financial statements and it does not intend to adopt this standard early.

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

Dated: May 19, 2008
            /s/ Rene Ronald Soullier
Rene Ronald Soullier
President, Secretary and Director

INDEX TO EXHIBITS
Exhibit No.	Description

31.1	Certification of Chief Executive Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.