Form 10-K
period 2008-06-30
PHOENIX ENERGY RESOURCE CORP
filed 2008-11-18
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008
or

[  ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-137293

PHOENIX ENERGY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5408832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Bayhill Drive, 2nd Floor – Suite 200
San Bruno, California 94066
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (650) 616-4123

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 [  ]Yes                      [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
            [  ] Yes                                [X] No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [  ] No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                                                                          Accelerated filer [  ]

Non-accelerated filer [  ]  (Do not check if a smaller reporting company)                                                      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]      No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year: $10,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 62,500,000 shares of common stock, $0.001 par value, outstanding on November 6, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NONE.

PHOENIX ENERGY RESOURCE CORPORATION
FORM 10-K

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this report, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. The factors impacting these risks and uncertainties include, but are not limited to:

•	estimated quantities and quality of oil and natural gas reserves;
•	fluctuations in the price of oil and natural gas;
•	inability to efficiently manage our operations;
•	the inability of management to effectively implement our strategies and business plans;
•	potential default under our secured obligations or material debt agreements;
•	approval of certain parts of our operations by state regulators;
•	inability to hire or retain sufficient qualified operating field personnel;
•	inability to attract and obtain additional development capital;
•	increases in interest rates or our cost of borrowing;
•	deterioration in general or regional (especially Southern Kentucky) economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•
the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;

•	inability to acquire mineral leases at a favorable economic value that will allow us to expand our development efforts;
•	inability to achieve future sales levels or other operating results;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; and
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations.

All references in this report to “we,” “us,” “our,” “company” and “Phoenix Energy” refer to Phoenix Energy Resource Corporation, unless the context requires otherwise. We report our financial information on the basis of a June 30, fiscal year end. We have provided definitions for the oil and natural gas industry terms used in this report in the “Glossary” beginning on page 22 of this report.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Phoenix Energy Resource Corporation, 1001 Bayhill Drive, 2nd Floor – Suite 200, San Bruno, California 94066.

INDUSTRY AND MARKET DATA

The market data and certain other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources. In addition, some data are based on our good faith estimates.

PART I

Items 1 and 2. Business and Properties.

Our Business

Phoenix Energy, formerly known as Exotacar, Inc., is an energy acquisition, exploration and development company. In February of 2008, Exotacar, Inc., changed the focus of its business plan from the development of online exotic car sales and entered into the oil and natural gas industry. In conjunction with the change, the company was renamed Phoenix Energy Resource Corporation.

Our principal strategy is to focus on the acquisition of oil and natural gas mineral leases that ideally have existing production and cash flow. Once acquired, we will implement an accelerated development program utilizing capital resources, a regional operating focus, an experienced management and technical team, and enhanced recovery technologies to attempt to increase production and increase returns for our stockholders. Our oil and natural gas acquisition and development activities are currently focused in Southern Kentucky.

The Opportunity in Kentucky

According to the Kentucky Geological Survey, the Southern region of Kentucky is historically one of the domestic oil producing regions in the United States. In addition to historical oil and natural gas production levels in the region, we believe that a confluence of the following factors in Southern Kentucky and the surrounding region make it an attractive area for oil and natural gas development activities:

•
Traditional Roll-Up Strategy.  We are seeking to employ a traditional roll-up strategy utilizing a combination of capital resources, operational and management expertise, technology, and strategic partnerships which have experience operating in the region.

•
Numerous Acquisition Opportunities.  There are many small producers and owners of mineral rights in the region, which afford us opportunities to pursue negotiated lease transactions verses having to competitively bid on fundamentally sound assets.

•	Fragmented Ownership Structure. There are opportunities to acquire producing properties at attractive prices due to the current inefficient and fragmented ownership structure.

Our Properties

The table below summarizes our acreage by lease as of September 30 2008.

Lease Name	Undeveloped Acreage
	Gross	Net(1)
Cornell	225	202
Cornell/Robbins	258	232
Total	483	434
(1)	Net acreage is based on our net working interest as of September 30 2008.

Our Business Strategy

Our goal is to increase stockholder value by finding and developing oil and natural gas reserves at costs that provide an attractive rate of return on our investments. The principal elements of our business strategy are:

•
Develop Our Existing Properties. We intend to identify further drilling locations on our properties by utilizing digital spectral satellite maps among other accepted technologies.   We have located a company in West Virginia providing such service.  The structure and the continuous oil accumulation in Southern Kentucky, and the expected long-life production and reserves of our properties, are anticipated to enhance our opportunities for long-term profitability.

•
Maximize Operational Control.  We seek to operate our properties and maintain a substantial working interest. We believe the ability to control our drilling inventory will provide us with the opportunity to more efficiently allocate capital, manage resources, control operating and development costs, and utilize our experience and knowledge of oilfield technologies.

•
Pursue Selective Acquisitions and Joint Ventures.  Due to our local presence in Southern Kentucky, we believe we are well-positioned to pursue selected acquisitions from the fragmented and capital-constrained owners of mineral rights throughout Southern Kentucky.

•
Reduce Unit Costs Through Economies of Scale and Efficient Operations.  As we continue to increase our oil production and develop our existing properties, we expect that our unit cost structure will benefit from economies of scale. In particular, we anticipate reducing unit costs by greater utilization of our existing infrastructure over a larger number of wells.

Our Competitive Strengths

We have a number of strengths that we believe will help us successfully execute our strategy:

•
Acquisition and Development Strategy.  We have what we believe to be a relatively low-risk acquisition and development strategy compared to some of our competitors. We will preferably acquire properties that have proven current production, with a projected pay-back within a relatively short period of time, and with potential growth and upside in terms of development, enhancement and efficiency. We also plan to minimize the risk of natural gas and oil price volatility by developing a sales portfolio of pricing for our production as we continue to expand and as market conditions permit.

•
Significant Production Growth Opportunities.  We have acquired an attractive acreage position with favorable lease terms in a region with historical hydrocarbon production. Based on drilling success within our acreage position, we expect to increase our reserves, production and cash flow.

•
Experienced Management Team and Strategic Partner with Strong Technical Capability.  Our CEO has limited experience in the energy industry, including energy trading and production. However, our strategic partner JMACK Energy, LLC will work closely with management during the initial phases of any major project to ensure its feasibility and to consider the appropriate recovery techniques to be utilized.

•	Incentivized Management. The compensation arrangements for our executive officers are weighted toward future performance.

Company History

Phoenix Energy Resource Corporation was incorporated in the State of Nevada on June 3, 2005 as Exotacar, Inc. and focused on the development of online exotic automobile sales. This business plan was ultimately abandoned following its unsuccessful implementation. On February 2, 2008 Helvetic Capital Ventures AG, Switzerland acquired 64% of the total outstanding shares of the Company effectuating a change in control. Following the acquisition, we transitioned the business plan focusing on energy resources. Subsequent to the change in control, we changed our name to “Phoenix Energy Resource Corporation”. All of our current operations are conducted through Phoenix Energy Resource Corporation.

Significant Developments in Fiscal 2008 and Fiscal 2009 to Date

The following is a brief description of our most significant corporate developments that occurred in fiscal 2008 and fiscal 2009 to date:

•	In April and June of 2007, we completed a financing in which we issued 22,500,000 shares of our common stock in return for $45,000

•	In February of 2008, 64% of our Company was acquired by Helvetic Capital Ventures AG. and we changed our name

•	In March of 2008, we entered into an employment agreement with our new Chief Executive Officer, Mr. Rene Soullier for an initial term of one year with annual compensation of $36,000.

•
In June of 2008, we amended our articles of incorporation whereby we changed our name from Exotacar, Inc to Phoenix Energy Resource Corporation; authorized a new class of 5,000,000 shares of preferred, $0.001 par value stock and effectuated a 50:1 forward split of our common stock.

•	In May 2008, we issued a promissory note to Seymore Investments Limited in the amount of $150,000. The note bears interest at a rate of 10% per annum and matures on May 20, 2011.

•	In September of 2008, we acquired mineral leases representing a total of 434 net acres located in Allen County Kentucky.

•
In September of 2008, we entered into an Operating Agreement with JMACK Energy, LLC (“JMACK”), pursuant to which we granted to JMACK a 5% overriding royalty interest of all oil and/or gas produced from all mineral leases currently held by Phoenix Energy.

Relationship with JMACK Energy, LLC

In September of 2008, we entered into an operating agreement with Mark Cornell, managing member of JMACK Energy, LLC. This agreement provides that JMACK will provide drilling management and operation of all wells located on our existing leases in Allen County Kentucky. Further, JMACK will consult with us at an executive level regarding field development, acquisition evaluation, identification of additional acquisition opportunities and overall business strategy. JMACK has been in the oil exploration and production business since its incorporation this year and Mark Cornell has been in the business for over 25 years.

We believe that this relationship provides us with a competitive advantage when evaluating and sourcing acquisition opportunities. As a long-term producer and oil field service provider, JMACK Energy’s managing member has existing relationships with numerous oil and natural gas producers in Southern Kentucky and is generally aware of existing opportunities to enhance many of these properties through the deployment of capital, and application of enhanced drilling and production technologies. We believe that we will be able to leverage the experience and relationships of Mr. Cornell to compliment our business strategy. To date, Mr. Cornell has helped us identify and evaluate all of our property acquisitions, and has been instrumental in the creation of our development plans of these properties.

One of our fundamental goals with respect to the operating arrangement is to align the interests of JMACK with those of ours as much as possible. As a result, the operating agreement provides that we will pay a 5% overriding royalty interest on all oil and gas produced from the aforementioned mineral leases.

Title to Properties

Our properties are subject to customary royalty interests, liens under indebtedness, liens incident to operating agreements and liens for current taxes and other burdens, including mineral encumbrances and restrictions. Further, our debt is secured by first and second liens on substantially all of our assets. We do not believe that any of these burdens materially interferes with the use of our properties in the operation of our business.

We believe that we have satisfactory title to or rights in all of our producing properties. As is customary in the natural gas and oil industry, minimal investigation of title is made at the time of acquisition of undeveloped properties. In most cases, we investigate title and obtain title opinions from counsel or have title reviewed by professional landsmen only when we acquire producing properties or before we begin drilling operations. However, any acquisition of producing properties without obtaining title opinions are subject to a greater risk of title defects.

Sale of Natural Gas and Oil

We do not intend to refine our natural gas or oil production. We expect to sell all or most of our production to a small number of purchasers in a manner consistent with industry practices at prevailing rates by means of long-term and short-term sales contracts, some of which may have fixed price components. Under current conditions, we should be able to find other purchasers, if needed.

Secondary Recovery and Other Production Enhancement Strategies

When an oil field is first produced, the oil typically is recovered as a result of natural pressure within the producing formation, often assisted by pumps of various types. The only natural force present to move the crude oil to the wellbore is the pressure differential between the higher pressure in the formation and the lower pressure in the wellbore. At the same time, there are many factors that act to impede the flow of crude oil, depending on the nature of the formation and fluid properties, such as pressure, permeability, viscosity and water saturation. This stage of production is referred to as “primary production”.

Many, but not all, oil fields are amenable to assistance from a waterflood, a form of “secondary recovery,” which is used to maintain reservoir pressure and to help sweep oil to the wellbore. In a waterflood, certain wells are used to inject water into the reservoir while other wells are used to recover the oil in place. We anticipate waterflooding to be our secondary recovery technique for the majority of our oil field projects.

As the waterflood matures, the fluid produced contains increasing amounts of water and decreasing amounts of oil. Surface equipment is used to separate the oil from the water, with the oil going to pipelines or holding tanks for sale and the water being recycled to the injection facilities.

In addition, we may utilize 3-D seismic analysis, horizontal drilling, and other technologies and production techniques to improve drilling results and ultimately enhance our production and returns. We also believe use of such technologies and production techniques in exploring for, developing and exploiting oil and natural gas properties will help us reduce drilling risks, lower finding costs and provide for more efficient production of oil and natural gas from our properties.

Markets and Marketing

The natural gas and oil industry has experienced rising and volatile prices in recent years. As a commodity, global natural gas and oil prices respond to macro-economic factors affecting supply and demand. In particular, world oil prices have risen in response to political unrest and supply uncertainty in Iraq, Venezuela, Nigeria and Iran, and increasing demand for energy in rapidly growing economies, notably India and China. Due to rising world prices and the consequential impact on supply, North American prospects have become more attractive. Escalating conflicts in the Middle East and the ability of OPEC to control supply and pricing are some of the factors negatively impacting the availability of global supply. In contrast, increased costs of steel and other products used to construct drilling rigs and pipeline infrastructure, as well as higher drilling and well-servicing rig rates, negatively impact domestic supply.

Our market is affected by many factors beyond our control, such as the availability of other domestic production, commodity prices, the proximity and capacity of natural gas and oil pipelines, and general fluctuations of global and domestic supply and demand. Although we have entered into one sales contract with Shell at this time, we do not anticipate difficulty in finding additional sales opportunities, as and when needed.

Natural gas and oil sales prices are negotiated based on factors such as the spot price for natural gas or posted price for oil, price regulations, regional price variations, hydrocarbon quality, distances from wells to pipelines, well pressure, and estimated reserves. Many of these factors are outside our control. Natural gas and oil prices have historically experienced high volatility, related in part to ever-changing perceptions within the industry of future supply and demand.

Competition

The natural gas and oil industry is intensely competitive and, as an early-stage company, we must compete against larger companies that may have greater financial and technical resources than we do and substantially more experience in our industry. These competitive advantages may better enable our competitors to sustain the impact of higher exploration and production costs, natural gas and oil price volatility, productivity variances between properties, overall industry cycles and other factors related to our industry. Their advantage may also negatively impact our ability to acquire prospective properties, develop reserves, attract and retain quality personnel and raise capital.

Research and Development Activities

We have not spent any material amount of time in the last fiscal year on research and development activities.

Governmental Regulations

Regulation of Oil and Natural Gas Production.  Our oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, some states in which we may operate, including Kentucky, require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. Moreover, such states may place burdens from previous operations on current lease owners, and the burdens could be significant. The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Federal Regulation of Natural Gas.  The Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas transportation rates and service conditions, which may affect the marketing of natural gas produced by us, as well as the revenues that may be received by us for sales of such production. Since the mid-1980’s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B (“Order 636”), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC’s purposes in issuing the order was to increase competition within all phases of the natural gas industry. The United States Court of Appeals for the District of Columbia Circuit largely upheld Order 636 and the Supreme Court has declined to hear the appeal from that decision. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines’ traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and has substantially increased competition and volatility in natural gas markets.

The price we may receive from the sale of oil and natural gas liquids will be affected by the cost of transporting products to markets. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. We are not able to predict with certainty the effect, if any, of these regulations on our intended operations. However, the regulations may increase transportation costs or reduce well head prices for oil and natural gas liquids.

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue.

These laws and regulations may:

•	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;

•	limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and

•	impose substantial liabilities for pollution resulting from its operations, or due to previous operations conducted on any leased lands.

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act, as amended (“CERCLA”), and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Federal Water Pollution Control Act of 1972, as amended (“Clean Water Act”), and analogous state laws impose restrictions and controls on the discharge of pollutants into federal and state waters. These laws also regulate the discharge of storm water in process areas. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits for the discharge of wastewater and storm water and develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of greater than threshold quantities of oil. The EPA issued revised SPCC rules in July 2002 whereby SPCC plans are subject to more rigorous review and certification procedures. We believe that our operations are in substantial compliance with applicable Clean Water Act and analogous state requirements, including those relating to wastewater and storm water discharges and SPCC plans.

The Endangered Species Act, as amended (“ESA”), seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expenses to modify our operations or could force us to discontinue certain operations altogether.

Personnel

As of June 30 2008, we had one full-time employee. As drilling production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain capital costs, general and administrative expenses.

Facilities

We currently maintain an office at 1001 Bayhill Drive, 2nd floor-Suite 200, San Bruno, California 94066. This space is leased pursuant to a one year agreement, which expires on February 1, 2009.

GLOSSARY

Term	Definition

Barrel (bbl)	The standard unit of measurement of liquids in the petroleum industry, it contains 42 U.S. standard gallons. Abbreviated to “bbl”.
Basin
A depression in the crust of the Earth, caused by plate tectonic activity and subsidence, in which sediments accumulate. Sedimentary basins vary from bowl-shaped to elongated troughs. Basins can be bounded by faults. Rift basins are commonly symmetrical; basins along continental margins tend to be asymmetrical. If rich hydrocarbon source rocks occur in combination with appropriate depth and duration of burial, then a petroleum system can develop within the basin.

BOPD	Abbreviation for barrels of oil per day, a common unit of measurement for volume of crude oil. The volume of a barrel is equivalent to 42 U.S. standard gallons.
Carried Working Interest
The owner of this type of working interest in the drilling of a well incurs no capital contribution requirement for drilling or completion costs associated with a well and, if specified in the particular contract, may not incur capital contribution requirements beyond the completion of the well.

Completion / Completing	A well made ready to produce oil or natural gas.
Costless Collar
When viewed against an appropriate index, the parties agree to a maximum price (call option) and a minimum price (put option), through a financially-settled collar. If the average monthly prices are within the collar range there will be no monthly settlement. However, if average monthly prices fluctuate outside the collar, the parties settle the difference in cash.

Development	The phase in which a proven oil or natural gas field is brought into production by drilling development wells.
Development Drilling	Wells drilled during the Development phase.
Division order
A directive signed by the royalty owners verifying to the purchaser or operator of a well the decimal interest of production owned by the royalty owner. The Division Order generally includes the decimal interest, a legal description of the property, the operator’s name, and several legal agreements associated with the process. Completion of this step generally precedes placing the royalty owner on pay status to begin receiving revenue payments.

Drilling	Act of boring a hole through which oil and/or natural gas may be produced.
Dry Wells	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
Exploration	The phase of operations which covers the search for oil or natural gas generally in unproven or semi-proven territory.
Exploratory Drilling	Drilling of a relatively high percentage of properties which are unproven.
Farm out	An arrangement whereby the owner of a lease assigns all or some portion of the lease or licenses to another company for undertaking exploration or development activity.
Field
An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

Fixed price swap
A derivative instrument that exchanges or “swaps” the “floating” or daily price of a specified volume of natural gas, oil or NGL, over a specified period, for a fixed price for the specified volume over the same period (typically three months or longer).

Gathering line / system	Pipelines and other facilities that transport oil or natural gas from wells and bring it by separate and individual lines to a central delivery point for delivery into a transmission line or mainline.
Gross acre	The number of acres in which the Company owns any working interest.
Gross Producing Well
A well in which a working interest is owned and is producing oil or natural gas or other liquids or hydrocarbons. The number of gross producing wells is the total number of wells producing oil or natural gas or other liquids or hydrocarbons in which a working interest is owned.

Gross well	A well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
Held-By-Production (HBP)	Refers to an oil and natural gas property under lease, in which the lease continues to be in force, because of production from the property.
Horizontal drilling
A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then turned and drilled horizontally. Horizontal drilling allows the wellbore to follow the desired formation.

In-fill wells	In-fill wells refers to wells drilled between established producing wells; a drilling program to reduce the spacing between wells in order to increase production and recovery of in-place hydrocarbons.
Oil and Natural Gas Lease
A legal instrument executed by a mineral owner granting the right to another to explore, drill, and produce subsurface oil and natural gas. An oil and natural gas lease embodies the legal rights, privileges and duties pertaining to the lessor and lessee.

Lifting Costs
The expenses of producing oil from a well. Lifting costs are the operating costs of the wells including the gathering and separating equipment. Lifting costs do not include the costs of drilling and completing the wells or transporting the oil.

Mcf	Thousand cubic feet.
Mmcf	Million cubic feet.
Net acres	Determined by multiplying gross acres by the working interest that the Company owns in such acres.
Net Producing Wells	The number of producing wells multiplied by the working interest in such wells.
Net Revenue Interest	A share of production revenues after all royalties, overriding royalties and other nonoperating interests have been taken out of production for a well(s).
Operator	A person, acting for itself, or as an agent for others, designated to conduct the operations on its or the joint interest owners’ behalf.
Overriding Royalty
Ownership in a percentage of production or production revenues, free of the cost of production, created by the lessee, company and/or working interest owner and paid by the lessee, company and/or working interest owner out of revenue from the well.

Pooled Unit
A term frequently used interchangeably with “Unitization” but more properly used to denominate the bringing together of small tracts sufficient for the granting of a well permit under applicable spacing rules.

Proved Developed Reserves
Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. This definition of proved developed reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.

Proved Developed Non-Producing	Proved developed reserves expected to be recovered from zones behind casings in existing wells.
Proved Undeveloped Reserves
Proved undeveloped reserves are the portion of proved reserves which can be expected to be recovered from new wells on undrilled proved acreage, or from existing wells where a relatively major expenditure is required for completion. This definition of proved undeveloped reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.

PV10
PV10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure.

Re-completion	Completion of an existing well for production from one formation or reservoir to another formation or reservoir that exists behind casing of the same well.
Reservoir	The underground rock formation where oil and natural gas has accumulated. It consists of a porous rock to hold the oil or natural gas, and a cap rock that prevents its escape.
Reservoir Pressure	The pressure at the face of the producing formation when the well is shut-in. It equals the shut-in pressure at the wellhead plus the weight of the column of oil and natural gas in the well.
Roll-Up Strategy
A “roll-up strategy” is a common business term used to describe a business plan whereby a company accumulates multiple small operators in a particular business sector with a goal to generate synergies, stimulate growth and optimize the value of the individual pieces.

Secondary Recovery
The stage of hydrocarbon production during which an external fluid such as water or natural gas is injected into the reservoir through injection wells located in rock that has fluid communication with production wells. The purpose of secondary recovery is to maintain reservoir pressure and to displace hydrocarbons toward the wellbore.
The most common secondary recovery techniques are natural gas injection and waterflooding. Normally, natural gas is injected into the natural gas cap and water is injected into the production zone to sweep oil from the reservoir. A pressure-maintenance program can begin during the primary recovery stage, but it is a form of enhanced recovery.

Shut-in well	A well which is capable of producing but is not presently producing. Reasons for a well being shut-in may be lack of equipment, market or other.
Stock Tank Barrel or STB	A stock tank barrel of oil is the equivalent of 42 U.S. Gallons at 60 degrees Fahrenheit.
Undeveloped acreage
Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Unitize, Unitization	When owners of oil and/or natural gas reservoir pool their individual interests in return for an interest in the overall unit.
Waterflood	The injection of water into an oil reservoir to “push” additional oil out of the reservoir rock and into the wellbores of producing wells. Typically a secondary recovery process.
Water Injection Wells	A well in which fluids are injected rather than produced, the primary objective typically being to maintain or increase reservoir pressure, often pursuant to a waterflood.
Water Supply Wells	A well in which fluids are being produced for use in a Water Injection Well.
Wellbore	A borehole; the hole drilled by the bit. A wellbore may have casing in it or it may be open (uncased); or part of it may be cased, and part of it may be open. Also called a borehole or hole.
Working Interest
An interest in an oil and natural gas lease entitling the owner to receive a specified percentage of the proceeds of the sale of oil and natural gas production or a percentage of the production, but requiring the owner of the working interest to bear the cost to explore for, develop and produce such oil and natural gas.

Item 1A. Risk Factors.

Risks Associated with Our Business

We have sustained losses, which raises doubt as to our ability to successfully develop profitable business operations.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing and maintaining a business in the oil and natural gas industries. There is nothing conclusive at this time on which to base an assumption that our business operations will prove to be successful or that we will be able to operate profitably. Our future operating results will depend on many factors, including:

•	the future prices of natural gas and oil;
•	our ability to raise adequate working capital;
•	success of our development and exploration efforts;
•	demand for natural gas and oil;
•	the level of our competition;
•	our ability to attract and maintain key management, employees and operators;
•	transportation and processing fees on our facilities;
•	fuel conservation measures;
•	alternate fuel requirements;
•	government regulation and taxation;
•	technical advances in fuel economy and energy generation devices; and
•
our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

To achieve profitable operations, we must, alone or with others, successfully execute on the factors stated above, along with continually developing ways to enhance our production efforts. Despite our best efforts, we may not be successful in our development efforts or obtain required regulatory approvals. There is a possibility that some of our wells may never produce natural gas or oil in sustainable or economic quantities.

Natural gas and oil prices are volatile. This volatility may occur in the future, causing negative change in cash flows which may result in our inability to cover our operating or capital expenditures.

Our future revenues, profitability, future growth and the carrying value of our properties is anticipated to depend substantially on the prices we may realize for our natural gas and oil production. Our realized prices may also affect the amount of cash flow available for operating or capital expenditures and our ability to borrow and raise additional capital.

Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in or perceptions regarding supply and demand. Historically, the markets for natural gas and oil have been volatile, and they are likely to continue to be volatile in the future. Among the factors that can cause this volatility are:

•	worldwide or regional demand for energy, which is affected by economic conditions;
•	the domestic and foreign supply of natural gas and oil;
•	weather conditions;
•	natural disasters;
•	acts of terrorism;
•	domestic and foreign governmental regulations and taxation;
•	political and economic conditions in oil and natural gas producing countries, including those in the Middle East and South America;
•	impact of the U.S. dollar exchange rates on oil and natural gas prices;
•	the availability of refining capacity;
•	actions of the Organization of Petroleum Exporting Countries, or OPEC, and other state controlled oil companies relating to oil price and production controls; and
•	the price and availability of other fuels.

It is impossible to predict natural gas and oil price movements with certainty. Lower natural gas and oil prices may not only decrease our future revenues on a per unit basis but also may reduce the amount of natural gas and oil that we can produce economically. A substantial or extended decline in natural gas and oil prices may materially and adversely affect our future business enough to force us to cease our business operations. In addition, our reserves, financial condition, results of operations, liquidity and ability to finance and execute planned capital expenditures will also suffer in such a price decline. Further, natural gas and oil prices do not necessarily move together.

Because we face uncertainties in estimating proven recoverable reserves, you should not place undue reliance on such reserve information.

There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that can be economically extracted, which cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of the available data, assumptions regarding future natural gas and oil prices, expenditures for future development and exploitation activities, and engineering and geological interpretation and judgment. Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and natural gas and oil prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from the assumptions and estimates in our reserve reports. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of natural gas and oil attributable to any particular group of properties, the classification of reserves based on risk of recovery, and estimates of the future net cash flows. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data.

The present value of future net cash flows of proved reserves is not necessarily the same as the current market value of estimated reserves. Estimated discounted future net cash flows from proved reserves is based on prices and costs. However, actual future net cash flows from our natural gas and oil properties also will be affected by factors such as:

•	Geological conditions;
•	Assumptions governing future oil and natural gas prices;
•	Amount and timing of actual production;
•	Availability of funds;
•	Future operating and development costs;
•	Actual prices we receive for natural gas and oil;
•	Supply and demand for our natural gas and oil;
•	Changes in government regulations and taxation; and
•	Capital costs of drilling new wells.

The timing of both production and incurrence of expenses in connection with the development and production of our properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our business or the natural gas and oil industry in general.

The SEC permits natural gas and oil companies, in their public filings, to disclose only proved reserves that a company has demonstrated by actual production or conclusive formation tests to be economically and legally producible under existing economic and operating conditions. The SEC’s guidelines strictly prohibit us from including “probable reserves” and “possible reserves” in such filings. We also caution you that the SEC views such “probable” and “possible” reserve estimates as inherently unreliable and these estimates may be seen as misleading to investors unless the reader is an expert in the natural gas and oil industry. Unless you have such expertise, you should not place undue reliance on these estimates. Potential investors should also be aware that such “probable” and “possible” reserve estimates will not be contained in any “resale” or other registration statement filed by us that offers or sells shares on behalf of purchasers of our common stock and may have an impact on the valuation of the resale of the shares. Except as required by applicable law, we undertake no duty to update this information and do not intend to update this information.

The differential between the New York Mercantile Exchange, or NYMEX, or other benchmark price of oil and natural gas and the wellhead price we receive could have a material adverse effect on our results of operations, financial condition and cash flows.

The prices that we receive for our oil and natural gas production sometimes trade at a discount to the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the benchmark price and the price we receive is called a differential. We cannot accurately predict oil and natural gas differentials. In recent years for example, production increases from competing Canadian and Rocky Mountain producers, in conjunction with limited refining and pipeline capacity from the Rocky Mountain area, have gradually widened this differential. Increases in the differential between the benchmark price for oil and natural gas and the wellhead price we receive could have a material adverse effect on our results of operations, financial condition and cash flows by decreasing the proceeds we receive for our oil and natural gas production in comparison to what we would receive if not for the differential.

The natural gas and oil business involves numerous uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

Our development, exploitation and exploration activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas and oil well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical. In addition to their cost, unsuccessful wells can hurt our efforts to replace reserves.

The natural gas and oil business involves a variety of operating risks, including:

•	unexpected operational events and/or conditions;
•	unusual or unexpected geological formations;
•	reductions in natural gas and oil prices;
•	limitations in the market for oil and natural gas;
•	adverse weather conditions;
•	facility or equipment malfunctions;
•	title problems;
•	natural gas and oil quality issues;
•	pipe, casing, cement or pipeline failures;
•	natural disasters;
•	fires, explosions, blowouts, surface cratering, pollution and other risks or accidents;
•	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;
•	compliance with environmental and other governmental requirements; and
•	uncontrollable flows of oil, natural gas or well fluids.

If we experience any of these problems, it could affect well bores, gathering systems and processing facilities, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

•	injury or loss of life;
•	severe damage to and destruction of property, natural resources and equipment;
•	pollution and other environmental damage;
•	clean-up responsibilities;
•	regulatory investigation and penalties;
•	suspension of our operations; and
•	repairs to resume operations.

Because we use third-party drilling contractors to drill our wells, we may not realize the full benefit of worker compensation laws in dealing with their employees. Our insurance does not protect us against all operational risks. We do not carry business interruption insurance at levels that would provide enough funds for us to continue operating without access to other funds. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could impact our operations enough to force us to cease our operations.

Drilling wells is speculative, often involving significant costs that may be more than our estimates, and may not result in any addition to our production or reserves. Any material inaccuracies in drilling costs, estimates or underlying assumptions will materially affect our business.

Developing and exploring for natural gas and oil involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. Our initial drilling and development sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

Development of reserves, when established, may not occur as scheduled and the actual results may not be as anticipated. Drilling activity and access to capital may result in downward adjustments in reserves or higher than anticipated costs. Our estimates will be based on various assumptions, including assumptions over which we have control and assumptions required by the SEC relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. We have control over our operations that affect, among other things, acquisitions and dispositions of properties, availability of funds, use of applicable technologies, hydrocarbon recovery efficiency, drainage volume and production decline rates that are part of these estimates and assumptions and any variance in our operations that affects these items within our control may have a material effect on reserves.  The process of estimating our natural gas and oil reserves is anticipated to be extremely complex, and will require significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Our estimates may not be reliable enough to allow us to be successful in our intended business operations. Our actual production, revenues, taxes, development expenditures and operating expenses will likely vary from those anticipated. These variances may be material.

A significant portion of our potential future reserves and our business plan depend upon secondary recovery techniques to establish production. There are significant risks associated with such techniques.

We anticipate that a significant portion of our future reserves and our business plan will be associated with secondary recovery projects that are either in the initial stage of implementation or are scheduled for implementation. We anticipate that secondary recovery will affect our reserves and our business plan, and the exact project initiation dates and, by the very nature of waterflood operations, the exact completion dates of such projects are uncertain. In addition, the reserves and our business plan associated with these secondary recovery projects, as with any reserves, are estimates only, as the success of any development project, including these waterflood projects, cannot be ascertained in advance. If we are not successful in developing a significant portion of our reserves associated with secondary recovery methods, then the project may be uneconomic or generate less cash flow and reserves than we had estimated prior to investing the capital. Risks associated with secondary recovery techniques include, but are not limited to, the following:

•	higher than projected operating costs;
•	lower-than-expected production;
•	longer response times;
•	higher costs associated with obtaining capital;
•	unusual or unexpected geological formations;
•	fluctuations in natural gas and oil prices;
•	regulatory changes;
•	shortages of equipment; and
•	lack of technical expertise.

If any of these risks occur, it could adversely affect our financial condition or results of operations.

Any acquisitions we complete are subject to considerable risk.

Even when we make acquisitions that we believe are good for our business, any acquisition involves potential risks, including, among other things:

•	the validity of our assumptions about reserves, future production, revenues and costs, including synergies;
•	an inability to integrate successfully the businesses we acquire;
•	a decrease in our liquidity by using our available cash or borrowing capacity to finance acquisitions;
•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;
•	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;
•	the diversion of management’s attention from other business concerns;
•	an inability to hire, train or retain qualified personnel to manage the acquired properties or assets;
•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;
•	unforeseen difficulties encountered in operating in new geographic or geological areas; and
•	customer or key employee losses at the acquired businesses.

Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often incomplete or inconclusive.

Our reviews of acquired properties can be inherently incomplete because it is not always feasible to perform an in-depth review of the individual properties involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, plugging or orphaned well liability are not necessarily observable even when an inspection is undertaken.

We must obtain governmental permits and approvals for drilling operations, which can result in delays in our operations, be a costly and time consuming process, and result in restrictions on our operations.

Regulatory authorities exercise considerable discretion in the timing and scope of permit issuances in the region in which we operate. Compliance with the requirements imposed by these authorities can be costly and time consuming and may result in delays in the commencement or continuation of our exploration or production operations and/or fines. Regulatory or legal actions in the future may materially interfere with our operations or otherwise have a material adverse effect on us. In addition, we are often required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that a proposed project may have on the environment, threatened and endangered species, and cultural and archaeological artifacts. Accordingly, the permits we need may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements that restrict our ability to conduct our operations or to do so profitably.

Due to our lack of geographic diversification, adverse developments in our operating areas would materially affect our business.

We currently only lease oil and natural gas properties located in Southern Kentucky. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions of production from these properties caused by significant governmental regulation, transportation capacity constraints, curtailment of production, natural disasters, adverse weather conditions or other events which impact this area.

We are not the operator of our properties and we have limited control over the activities on those properties.

We are not the operator on our current Project. We have a limited ability to influence or control the operation or future development or the amount of capital expenditures that we can fund with respect to it. In the case of the Cornell and Robbins development, our dependence on the operator, JMACK Energy, limits our ability to influence or control the operation or future development of the project. Such limitations could materially adversely affect the realization of our targeted returns on capital related to exploration, drilling or production activities and lead to unexpected future costs.

We may suffer losses or incur liability for events for which we or the operator of a property have chosen not to obtain insurance.

Our operations are subject to hazards and risks inherent in producing and transporting natural gas and oil, such as fires, natural disasters, explosions, pipeline ruptures, spills, and acts of terrorism, all of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our and others’ properties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. In addition, pollution and environmental risks generally are not fully insurable. As a result of market conditions, existing insurance policies may not be renewed and other desirable insurance may not be available on commercially reasonable terms, if at all. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on our business, financial condition and results of operations.

Our hedging activities could result in financial losses or could reduce our available funds or income and therefore adversely affect our financial position.

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we have developed derivative arrangement plan that could result in both realized and unrealized hedging losses. As of June 30 2008 we had not incurred any such losses. The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. For example, the derivative instruments we may utilize may be based on posted market prices, which may differ significantly from the actual crude oil, natural gas and NGL prices we realize in our operations.

Our actual future production may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the nominal amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution of our liquidity. As a result of these factors, our derivative activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows.

Our business depends in part on gathering and transportation facilities owned by others. Any limitation in the availability of those facilities could interfere with our ability to market our oil and natural gas production and could harm our business.

The marketability of our oil and natural gas production will depend in a very large part on the availability, proximity and capacity of pipelines, oil and natural gas gathering systems and processing facilities. The amount of oil and natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of available capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we will be provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or pipeline capacity could significantly reduce our ability to market our oil and natural gas production and harm our business.

The high cost of drilling rigs, equipment, supplies, personnel and other services could adversely affect our ability to execute on a timely basis our development, exploitation and exploration plans within our budget.

Shortages or an increase in cost of drilling rigs, equipment, supplies or personnel could delay or interrupt our operations, which could impact our financial condition and results of operations. Drilling activity in the geographic areas in which we conduct drilling activities may increase, which would lead to increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. Increased drilling activity in these areas may also decrease the availability of rigs. We do not have any contracts for drilling rigs and drilling rigs may not be readily available when we need them. Drilling and other costs may increase further and necessary equipment and services may not be available to us at economical prices.

Our exposure to possible leasehold defects and potential title failure could materially adversely impact our ability to conduct drilling operations.

We obtain the right and access to properties for drilling by obtaining oil and natural gas leases either directly from the hydrocarbon owner, or through a third party that owns the lease. The leases may be taken or assigned to us without title insurance. There is a risk of title failure with respect to such leases, and such title failures could materially adversely impact our business by causing us to be unable to access properties to conduct drilling operations.

Our reserves are subject to the risk of depletion because many of our leases are in mature fields that have produced large quantities of oil and natural gas to date.

Our operations are located in fields in Southern Kentucky. As a result, many of our leases are in, or directly offset, areas that have produced varying quantities of oil and natural gas to date. As such, reserves may be partially or completely depleted by offsetting wells or previously drilled wells, which could significantly harm our business.

Our lease ownership may be diluted due to financing strategies we may employ in the future due to our lack of capital.

To accelerate our development efforts we plan to take on working interest partners who will contribute to the costs of drilling and completion and then share in revenues derived from production. In addition, we may in the future, due to a lack of capital or other strategic reasons, establish joint venture partnerships or farm out all or part of our development efforts. These economic strategies may have a dilutive effect on our lease ownership and could significantly reduce our operating revenues.

We are subject to complex laws and regulations, including environmental regulations, which can adversely affect the cost, manner or feasibility of doing business.

Development, production and sale of natural gas and oil in the United States are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include, but are not limited to:

•	location and density of wells;
•	the handling of drilling fluids and obtaining discharge permits for drilling operations;
•	accounting for and payment of royalties on production from state, federal and Indian lands;
•	bonds for ownership, development and production of natural gas and oil properties;
•	transportation of natural gas and oil by pipelines;
•	operation of wells and reports concerning operations; and
•	taxation.

Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our costs. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations enough to possibly force us to cease our business operations.

Our operations may expose us to significant costs and liabilities with respect to environmental, operational safety and other matters.

We may incur significant costs and liabilities as a result of environmental and safety requirements applicable to our oil and natural gas exploration and production activities. We may also be exposed to the risk of costs associated with Kentucky Corporation Commission requirements to plug orphaned and abandoned wells on our oil and natural gas leases from wells previously drilled by third parties. In addition, we may indemnify sellers or lessors of oil and natural gas properties for environmental liabilities they or their predecessors may have created. These costs and liabilities could arise under a wide range of federal, state and local environmental and safety laws and regulations, including regulations and enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs, liens and to a lesser extent, issuance of injunctions to limit or cease operations. In addition, claims for damages to persons or property may result from environmental and other impacts of our operations.

Strict, joint and several liability may be imposed under certain environmental laws, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. If we are not able to recover the resulting costs through insurance or increased revenues, our ability to operate effectively could be adversely affected.

Our facilities and activities could be subject to regulation by the Federal Energy Regulatory Commission or the Department of Transportation, which could take actions that could result in a material adverse effect on our financial condition.

Although it is anticipated that our natural gas gathering systems will be exempt from FERC and DOT regulation, any revisions to this understanding may affect our rights, liabilities, and access to midstream or interstate natural gas transportation, which could have a material adverse effect on our operations and financial condition. In addition, the cost of compliance with any revisions to FERC or DOT rules, regulations or requirements could be substantial and could adversely affect our ability to operate in an economic manner. Additional FERC and DOT rules and legislation pertaining to matters that could affect our operations are considered and adopted from time to time. We cannot predict what effect, if any, such regulatory changes and legislation might have on our operations, but we could be required to incur additional capital expenditures and increased costs.

Although our natural gas sales activities are not currently projected to be subject to rate regulation by FERC, if FERC finds that in connection with making sales in the future, we (i) failed to comply with any applicable FERC administered statutes, rules, regulations or orders, (ii) engaged in certain fraudulent acts, or (iii) engaged in market manipulation, we could be subject to substantial penalties and fines of up to $1.0 million per day per violation.

We operate in a highly competitive environment and our competitors may have greater resources than us.

The natural gas and oil industry is intensely competitive and we compete with other companies, many of which are larger and have greater financial, technological, human and other resources. Many of these companies not only explore for and produce crude oil and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. Such companies may be able to pay more for productive natural gas and oil properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. If we are unable to compete, our operating results and financial position may be adversely affected.

We may incur substantial write-downs of the carrying value of our natural gas and oil properties, which would adversely impact our earnings.

We review the carrying value of our natural gas and oil properties under the full-cost accounting rules of the SEC on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of natural gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, natural gas and oil prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations.

We will need additional capital to finance our planned growth, which we may not be able to raise or may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We will need to rely on cash flow from operations and borrowings under our credit facility or raise additional cash to fund our operations, pay outstanding long-term debt, fund our anticipated reserve replacement needs and implement our growth strategy, or respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, exploration, workover and development activities.

If low natural gas and oil prices, operating difficulties or other factors, many of which are beyond our control, cause our revenues or cash flows from operations to decrease, we may be limited in our ability to spend the capital necessary to complete our development, production exploitation and exploration programs. If our resources or cash flows do not satisfy our operational needs, we will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our acquisition, drilling, development, and exploration activities or be forced to sell some of our assets on an untimely or unfavorable basis.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Our success depends on our key management and professional personnel, including Rene Soullier, the loss of whom would harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of Rene Soullier, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract experienced engineers, geoscientists and other technical and professional staff. We have entered into an employment agreement with Mr. Soullier.  However, we do not maintain key person insurance on Mr. Soullier. If we were to lose his services, our ability to execute our business plan would be harmed and we may be forced to significantly alter our operations until such time as we could hire a suitable replacement for Mr. Soullier.

Risks Associated with our Common Stock

Our common stock is traded on an illiquid market, making it difficult for investors to sell their shares.

As of April 18, 2008, our common stock commenced trading on the Over-the-Counter Bulletin Board under the symbol “EXOT” (changed to “PNXE” on July 18, 2008)  but trading has been minimal. Therefore, the market for our common stock is limited. The trading price of our common stock could be subject to wide fluctuations. Investors may not be able to purchase additional shares or sell their shares within the time frame or at a price they desire.

The price of our common stock may be volatile and you may not be able to resell your shares at a favorable price.

Regardless of whether an active trading market for our common stock develops, the market price of our common stock may be volatile and you may not be able to resell your shares at or above the price you paid for such shares. The following factors could affect our stock price:

•	our operating and financial performance and prospects;
•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;
•	changes in revenue or earnings estimates or publication of research reports by analysts about us or the exploration and production industry;
•	potentially limited liquidity;
•	actual or anticipated variations in our reserve estimates and quarterly operating results;
•	changes in natural gas and oil prices;
•	sales of our common stock by significant stockholders and future issuances of our common stock;
•	increases in our cost of capital;
•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;
•	commencement of or involvement in litigation;
•	changes in market valuations of similar companies;
•	additions or departures of key management personnel;
•	general market conditions, including fluctuations in and the occurrence of events or trends affecting the price of natural gas and oil; and
•	domestic and international economic, legal and regulatory factors unrelated to our performance.

Our articles of incorporation, bylaws and Nevada Law contain provisions that could discourage an acquisition or change of control of us.

Our articles of incorporation authorize our board of directors to issue preferred stock and common stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire control of us. In addition, provisions of the articles of incorporation and bylaws could also make it more difficult for a third party to acquire control of us. In addition, Nevada’s “Combination with Interested Stockholders’ Statute” and its “Control Share Acquisition Statute” may have the effect in the future of delaying or making it more difficult to effect a change in control of us.

These statutory anti-takeover measures may have certain negative consequences, including an effect on the ability of our stockholders or other individuals to (i) change the composition of the incumbent board of directors; (ii) benefit from certain transactions which are opposed by the incumbent board of directors; and (iii) make a tender offer or attempt to gain control of us, even if such attempt were beneficial to us and our stockholders. Since such measures may also discourage the accumulations of large blocks of our common stock by purchasers whose objective is to seek control of us or have such common stock repurchased by us or other persons at a premium, these measures could also depress the market price of our common stock. Accordingly, our stockholders may be deprived of certain opportunities to realize the “control premium” associated with take-over attempts.

We have no plans to pay dividends on our common stock. You may not receive funds without selling your stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements, investment opportunities and restrictions imposed by our debentures and credit facility.

We may issue shares of preferred stock with greater rights than our common stock.

Although we have no current plans, arrangements, understandings or agreements to issue any preferred stock, our articles of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our stockholders. Any preferred stock that is issued may rank ahead of our common stock, with respect to dividends, liquidation rights and voting rights, among other things.

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

FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 3. Legal Proceedings.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

We submitted three matters to a vote of our security holders during the fourth quarter ended June 30 2008. The matters were related to the amendment of our Articles of Incorporation as follows:

1.	The articles of incorporation of the Company, (the “Articles of Incorporation”), will be amended to change the Company’s name from “Exotacar, Inc.” to “Phoenix Energy Resource Corporation”;
2.
The Articles of Incorporation will be amended to authorized a new class of 5,000,000 shares of preferred stock, par value $0.001 per share, and authorize the Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors.

3.	To effectuate a 50-to1 forward split of the Corporation’s common stock, which would increase the shares issued and outstanding from 1,250,000 to 62,500,000 shares following the forward split.

Each share of our common stock was entitled to one vote.  Only stockholders of record at the close of business on June 2, 2008 were entitled to vote.  The number of outstanding shares at the time was 1,250,000 held by approximately 9 stockholders. The required quorum of stockholders was present at this meeting with 800,000 shares (approximately 64%) represented in person or by proxy.

Votes on the approval of granting discretionary authority to our board to enact the aforementioned amendments were as follows:

For	Against	Withheld
800,000	0	450,000

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

PRICE RANGE OF COMMON STOCK

As of April 18, 2008, our common stock commenced trading on the OTC:BB under the symbol “EXOT” (changed to “PNXE” on July 18, 2008).  Our common stock has traded infrequently on the OTC:BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board and Yahoo! Finance for fiscal years 2007 and 2008. The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	Low	High
Fiscal 2008
Quarter ended September 30, 2007	$-	$-
Quarter ended December 31, 2007	-	-
Quarter ended March 31, 2008	0.12	0.40
Quarter ended June 30 2008	0.40	0.40

The last reported sale price of our common stock on the OTC:BB was $0.35 per share on November 3, 2008.

(b) Holders of Common Stock

As of June 30, 2008, there were 9 holders of record of our common stock.

(c) Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business and we do not expect to pay any cash dividends on our common stock in the foreseeable future. In addition, we are contractually prohibited by the terms of our outstanding debt from paying cash dividends on our common stock. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, including the consent of debt holders, if applicable at such time, and other factors our board of directors deems relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal years ended June 30 2008 or 2007.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to our financial statements included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under ITEM 1A. Risk Factors and elsewhere in this report.

OVERVIEW AND OUTLOOK

As a result of our recent change of control, our business focus has been redirected to the oil and natural gas industry.  Our corporate strategy is to continue building value in Phoenix Energy through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production.

Results of Operations for the Fiscal Year Ended June 30, 2008.

We are in the early stage of developing properties in Kentucky and currently have no production or revenues from these properties.  Our operations to date have been limited to technical evaluation of the properties and the design of development plans to exploit the oil and gas resources on those properties as well as seeking financing opportunities to acquire additional oil and gas properties.

We will not have any significant production revenue unless and until we are able to establish commercial production in connection with new drilling activities planned for 2009 or in connection with other acquisition activities.  Accordingly, the oil and gas operations reflected in the fiscal year ended June 30, 2008, we believe are not indicative of future oil and gas operations.

Our expenses to date have consisted principally of general and administrative costs associated with evaluating other potential acquisitions and raising capital.  We expect these costs to increase as we proceed with our development plans.  Total operating expenses for the fiscal year ended June 30, 2008 were $61,489.  We had a net loss for the same period of $59,474 or ($0.01) per share.

Operation Plan

Our plan is to acquire oil and natural gas assets, primarily in the mid-continent region of the United States.  However, over time we may expand our area of operations as opportunities to do so become available.  Once these assets are acquired we plan to continue to focus our efforts on increasing production of oil and natural gas, cash flows and enhancing our net asset value.

We expect to achieve these results by:

•	Investing additional capital in development drilling and in secondary and tertiary recovery of oil as well as natural gas;
•	Using the latest technologies available to the oil and natural gas industry in our operations;
•	Finding additional oil and natural gas reserves on the properties we acquire.

We recently completed a financing with Seymore Investments, Ltd. In the amount of $150,000 that will allow us to continue to implement our business plan.  The proceeds will primarily be used for the acquisition and development of mineral leases in Southern Kentucky.

Summary

We have several other projects that are in various stages of discussions and we are continually evaluating oil and gas opportunities in Kentucky.  Once a financial partner is selected we plan to bring multiple acquisitions to our current financial partner for evaluation and financing.  It is our vision to grow the business in a disciplined and well thought-through manner.

In addition to raising additional capital we plan to take on Joint Venture (JV) or Working Interest (WI) partners that will contribute to the capital costs of drilling and completion and then share in revenues derived from production. This economic strategy may allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing properties or companies and generally expand our existing operations.

Because of our limited operating history we have yet to generate any revenues from the sale of oil or natural gas. Our activities have been limited to raising capital, negotiating WI agreements, mineral lease acquisition and preliminary analysis of reserves and production capabilities from our mineral lease acquisitions. Consequently, we have incurred the expenses of start-up.

Our future financial results will depend primarily on: (i) the ability to continue to source and screen potential projects; (ii) the ability to discover commercial quantities of natural gas and oil; (iii) the market price for oil and natural gas; and (iv) the ability to fully implement our exploration and development program, which is dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding to increase our currently limited capital resources.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations and the issuance of equity securities. In the future we anticipate we will be able to provide some of the necessary liquidity we need by the revenues generated from our net interests in our oil and natural gas production, and sales of reserves in our existing properties, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings.

We will actively manage our exposure to commodity price fluctuations by executing derivative transactions to hedge the change in prices of our production, thereby mitigating our exposure to price declines, but these transactions will also limit our earnings potential in periods of rising commodity prices. There also is a risk that we will be required to post collateral to secure our hedging activities and this could limit our available funds for our business activities.

           The following table summarizes total current assets, total current liabilities and working capital at June 30 2008 as compared to June 30 2007.

	June 30 2008	June 30 2007	Increase / (Decrease)
			$

Current Assets	$148,168	$29,686	118,482

Current Liabilities	$14,456	$4,000	10,456

Working Capital	$133,712	$25,686	108,026

Discussion of Material Balance Sheet Changes from Fiscal 2007 to Fiscal 2008

During the year ended June 30 2008, we have significantly changed the balance sheet of our company.  Our business has expanded due to the issuance of stock and debt.  Our total assets have increased from $29,686 at June 30 2007 to $148,168.  Our total liabilities increased from $4,000 at June 30 2007 to $164,456 at June 30 2008 primarily as a result of our loan agreement with Seymore Investments, Ltd.

Satisfaction of our cash obligations for the next 12 months.

A critical component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing and working interest participants. We have not generated sufficient cash revenues to meet our monthly expenses, we still have negative working capital. In the event we cannot obtain additional capital to pursue our strategic plan, however, this would materially impact our ability to continue our aggressive growth. However, there is no assurance we would be able to obtain such financing on commercially reasonable terms, if at all.

  We intend to implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Summary of product research and development that we will perform for the term of our plan.

We do not anticipate performing any significant product research and development under our plan of operation until such time as we can raise adequate working capital to sustain our operations.

Expected purchase or sale of any significant equipment.

We anticipate that we will purchase the necessary production and field service equipment required to produce oil and natural gas during our normal course of operations over the next twelve months. We currently estimate this amount to be approximately $1.5 million.

Significant changes in the number of employees.

As of June 30 2008, we had 1 full time employee. As drilling and production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. We anticipate offering a number of independent contractors in the field full time employment to help secure a more stable work base. We do not anticipate a material increase in expenses from this initiative, as most of these individuals are already included in our current operating and capital expenses. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our critical accounting estimates include our oil and gas properties, asset retirement obligations and the value of share-based payments.

Oil and Gas Properties:

The accounting for our business is subject to special accounting rules that are unique to the gas and oil industry. There are two allowable methods of accounting for oil and gas business activities: the successful efforts method and the full-cost method. We will follow the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We also capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities.

Under the full-cost method, capitalized costs are amortized on a composite unit-of-production method based on proved gas and oil reserves. Depreciation, depletion and amortization expense is also based on the amount of estimated reserves. If we maintain the same level of production year over year, the depreciation, depletion and amortization expense may be significantly different if our estimate of remaining reserves changes significantly. Proceeds from the sale of properties are accounted for as reductions of capitalized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized. The costs of unproved properties are excluded from amortization until the properties are evaluated. We review all of our unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties, and otherwise if impairment has occurred. Unevaluated properties are assessed individually when individual costs are significant.

We will review the carrying value of our gas and oil properties under the full-cost accounting rules of the SEC on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, gas and oil prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations.

The process of estimating gas and oil reserves is very complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates.

Asset Retirement Obligations:

The asset retirement obligation relates to the plug and abandonment costs when our wells are no longer useful. We determine the value of the liability by obtaining quotes for this service and estimate the increase we will face in the future. We then discount the future value based on an intrinsic interest rate that is appropriate for us. If costs rise more than what we have expected there could be additional charges in the future however we monitor the costs of the abandoned wells and we will adjust this liability if necessary.

Recent Accounting Pronouncements

    In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Liabilities including in amendment of SFAS 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. We are currently evaluating the impact of SFAS No. 159 on our financial statements.

    In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations”.  Although this statement amends and replaces SFAS No. 141, it retains the fundamental requirements in SFAS No. 141 that (i) the purchase method of accounting must be used for all business combinations; and (ii) an acquirer be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including combinations achieved without the transfer of consideration; however, this Statement does not apply to a combination between entities or businesses under common control. Significant provisions of SFAS No. 141R concern principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption not permitted.   Management is assessing the impact of the adoption of SFAS No. 141R.

    In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We have not yet determined the impact, if any, that SFAS No. 160 will have on our financial statements.

    In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

    In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

    In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

    In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry. Material changes in prices impact revenue stream, estimates of future reserves, borrowing base calculations of bank loans and value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate the increased business costs will continue while the commodity prices for oil and natural gas, and the demand for services related to production and exploration, both remain high (from a historical context) in the near term.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Management Responsibility for Financial Information

We are responsible for the preparation, integrity and fair presentation of our financial statements and the other information that appears in this annual report on Form 10-K. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include estimates based on our best judgment.

We maintain a comprehensive system of internal controls and procedures designed to provide reasonable assurance, at an appropriate cost-benefit relationship, that our financial information is accurate and reliable, our assets are safeguarded and our transactions are executed in accordance with established procedures.

Mantyla McReynolds, LLC, an independent registered public accounting firm, is retained to audit our consolidated financial statements. Its accompanying report is based on an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Our consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

On May 16, 2008, Registrant’s Board of Directors made the decision to change its auditor.  Instead of Lawrence Scharfman & Co., CPA P.C., the Board of Directors decided to retain Mantyla McReynolds, LLC as its independent auditor to review Registrant’s quarterly reports for the quarter ending March 31, 2008 and to audit Registrant’s financial statements for the year ended June 30, 2008. The former auditor, Lawrence Scharfman & Co., CPA P.C., was dismissed effective on May 14, 2008 upon the change in the Registrant’s management. Registrant does not have an audit committee.

In the audit report on the financial statements for the year ended June 30, 2007, Lawrence Scharfman & Co., CPA P.C. disclosed an uncertainty of the Registrant to continue as a going concern. During the two most recent fiscal years and any subsequent interim period through the date of dismissal, there were no disagreements with the former auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former auditor, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

The Company had not consulted with Mantyla McReynolds, LLC on either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A(T). Controls and Procedures.

Our Chief Executive and Principal Accounting Officer, Rene Soullier, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are ineffective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(c) and (d) of the Exchange Act. Our internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, financial disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable and in accordance with generally accepted accounting principles of the United States of America (GAAP).

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified one material weakness in internal control over financial reporting existing as of June 30, 2008. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of June 30, 2008 and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

Segregation of Duties

As a result of limited employees within the accounting department we were unable to meet certain segregation of duties criteria and did not have existing resources for creating a compensating control mechanism. In April of 2008, during our evaluation of our internal controls our Chief Financial Officer identified the inability to include proper segregation of transaction authorization, transaction processing and custody within our accounting department, resulting in a material weakness in our internal controls over financial reporting. Despite our material weakness regarding our segregation of duties, we believe that our financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Remediation Initiative

We plan to rectify the segregation of duties weakness through a change in our internal control procedures upon gaining sufficient working capital. We have implemented certain processes whereby we are utilizing outside consultants to provide appropriate checks and balances over all functions that could potentially have a material impact on our financial statements. Further, the consulting firm will assist us in implementing additional controls to improve our overall control processes. In addition, it is our intention to hire a minimum of one qualified accounting individual as soon as the necessary financial resources become available.

Other than the weakness identified above and our partial remediation of the weakness, there were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Position	Board Committee(s)
Rene Soullier	33	President, Chief Executive Officer, Principal Financial and Accounting Officer and Chairman, Director	None

Rene Soullier has been our President, Chief Executive Officer and Chairman since March 1, 2008.

Rene Soullier was born in 1975 in Canada.  After graduation in 1993 from Summerland Secondary School, Summerland British Columbia, he went on to graduate from Okanagan University College, British Columbia, with a Bachelor of Science in Natural Sciences.  His focal points, in addition to Biology, were Earth and Environmental Sciences including Geology, Physical Geography, Stream Analysis and Field Techniques.

In 2003 Mr. Soullier joined the research team of Summerland Agricultural Research Station where he stayed until beginning of 2006.  Already in the last months of his research project at the end of 2005 Mr. Soullier was appointed a director of a European based company providing business and management consultancy world-wide.  He has specialized in management consultancy for ecologically oriented companies and structures.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were all current in their 16(a) reports.

Board of Directors

Our board of directors currently consists of one member. Our directors serve one-year terms.

Committees of the Board of Directors

None.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics at this time.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions

Depending on the number of residents in the state of Nevada who own our shares, we could be subject to the provisions of Sections 78.378 et seq. of the Nevada Revised Statutes which, unless otherwise provided in a company’s articles of incorporation or by-laws, restricts the ability of an acquiring person to obtain a controlling interest of 20% or more of our voting shares. Our articles of incorporation and by-laws do not contain any provision which would currently keep the change of control restrictions of Section 78.378 from applying to us.

We are subject to the provisions of Sections 78.411 et seq. of the Nevada Revised Statutes. In general, this statute prohibits a publicly held Nevada corporation from engaging in a “combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the combination or the transaction by which the person became an interested stockholder is approved by the corporation’s board of directors before the person becomes an interested stockholder. After the expiration of the three-year period, the corporation may engage in a combination with an interested stockholder under certain circumstances, including if the combination is approved by the board of directors and/or stockholders in a prescribed manner, or if specified requirements are met regarding consideration. The term “combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years did own, 10% or more of the corporation’s voting stock. A Nevada corporation may “opt out” from the application of Section 78.411 et seq. through a provision in its articles of incorporation or by-laws. We have not “opted out” from the application of this section.

Apart from Nevada law, however, our articles of incorporation and by-laws do not contain any provisions which are sometimes associated with inhibiting a change of control from occurring (i.e., we do not provide for a staggered board, or for “super-majority” votes on major corporate issues). However, we do have 5,000,000 shares of authorized “blank check” preferred stock, which could be used to inhibit a change in control.

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal years ended June 30 2008 and 2007 for our Chief Executive Officer. We did not have any other executive officers as of the end of fiscal 2008.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Compen-sation ($)	Total ($)

Rene Soullier	2008	$36,000	(1)	-0-	-0-	$-0-	$36,000
President, Chief Executive Officer and Principal Financial and Accounting Officer	2007	$-0-		-0-	-0-	$-0-	$-0-

(1)
Mr. Soullier began receiving compensation as of March 1, 2008. We agreed to pay Mr. Soullier a monthly salary of $3,000. Mr. Soullier agreed to defer his salary until financing was secured. As of June 30 2008, we accrued $12,000 of Mr. Soullier’s salary. Subsequent to June 30 2008, Mr. Soullier’s accrued salary was paid and Mr. Soullier is no longer accruing salary.

Outstanding Equity Awards at 2008 Fiscal Year-End

 None.

Potential Payments Upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Non-Employee Director Compensation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of Phoenix Energy’s knowledge, about the ownership of Phoenix Energy’s common stock on November 3, 2008 relating to those persons known to beneficially own more than 5% of Phoenix Energy’s capital stock and by Phoenix Energy’s named executive officer, directors and directors and executive officers as a group. The percentage of beneficial ownership for the following table is based on 62,500,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after June 24, 2008 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Phoenix Energy’s common stock.

Name and Address of Beneficial Owner, Officer or Director(1)	Number of Shares	Percent of Outstanding Shares of Common Stock(2)
Rene Soullier, President & Chief Executive Officer(3)	-0-	*
Directors and Officers as a Group	-0-	*

Helvetic Capital Ventures AG Sihlamtsstrasse 5 Zurich, Switzerland CH8002	40,000,000	64%
*Represents beneficial ownership of less than 1%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	The address of each person is care of Phoenix Energy:

Item 13. Certain Relationships and Related Transactions, and Director Independence.

    We were not a party to any transactions or series of similar transactions that have occurred during this fiscal year in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services.

MantylaMcReynolds, LLC served as our principal independent public accountants for fiscal 2008 and Lawrence Scharfman, CPA was our principal independent auditor for fiscal year 2007. Aggregate fees billed to us for the fiscal years ended June 30, 2008 and 2007 by MantylaMcReynolds, LLC and Lawrence Scharfman, CPA were as follows:

	For the Fiscal Years Ended June 30,
	2008	2007

(1) Audit Fees(1)	$4,000	$500
(2) Audit-Related Fees(2)	-0-	500
(3) Tax Fees(3)	-0-	-0-
(4) All Other Fees	-0-	-0-
Total fees paid or accrued to our principal accountant	$4,000	$1,000

(1)
Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company’s consolidated financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the consolidated quarterly financial statements included in the Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission. This category also includes fees for audits provided in connection with statutory filings or procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the SEC.

(2)
Audit-Related Fees include fees for services associated with assurance and reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees related to assistance in financial due diligence related to mergers and acquisitions, consultations regarding Generally Accepted Accounting Principles, reviews and evaluations of the impact of new regulatory pronouncements, general assistance with implementation of Sarbanes-Oxley Act of 2002 requirements and audit services not required by statute or regulation.

(3)	Tax fees consist of fees related to the preparation and review of the Company’s federal and state income tax returns.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibit Index

Exhibit No.	Description
2.1
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit A to the Form DEF 14C filed on June 2, 2008)
4.1	Article I of Amended and Restated Articles of Incorporation of Exotacar, Inc. (incorporated by reference to Exhibit A to the Form DEF 14C filed on June 2, 2008)
4.2	Article IV and Article VIII, Sections 3 & 6 of Amended and Restated Bylaws of Exotacar, Inc. (incorporated by reference to Exhibit A to the Form DEF 14C filed on June 2, 2008)
31.1	Certification of Chief Executive and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX ENERGY RESOURCES, INC.

By: /s/ Rene Soullier
                                                                       Rene Soullier, Chief Executive Officer

Date:  November 6, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rene Soullier Rene Soullier	President, Chief Executive Officer, (Principal Executive Officer), Principal Accounting Officer, Secretary, Chairman	November 6, 2008

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Phoenix Energy Resources, Inc

We have audited the accompanying balance sheet of Phoenix Energy Resource Corporation as of June 30, 2008 and the related statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Phoenix Energy Resources, Inc. [fka Exotocar, Inc.] for the period from inception [June 3, 2005] through June 30, 2007, were audited by other auditors whose report dated September 21, 2007 expressed an unqualified opinion on those statements.  Our opinion, in so far as it relates to the period from June 3, 2005 through June 30, 2007, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Energy Resources Corporation as of June 30, 2008 and the results of its operations, stockholders’ equity and cash flows for the year ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is a development stage enterprise and as of the date of our report, had not fully implemented its planned principal operations and as such has not generated recurring revenues within its current business plan.  As discussed in Note 3 to the financial statements, these issues raise is substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MantylaMcReynolds, LLC

MantylaMcReynolds, LLC
Salt Lake City, Utah

November 11, 2008

Lawrence Scharfman & Co., CPA P.C.
Certified Public Accountants

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (56 I) 740-0613

INDEPENDENT AUDITORS' REPORT

EXOTACAR, INC.
2132 Horse Prairie Drive
Las Vegas NV 89052

We have audited the accompanying balance sheet of EXOTACAR, INC. (the Company) (A Development Stage Company) as of June 30, 2007, and the related statement of operations, stockholders equity, and cash flows for the year then ended and for the period from June 3, 2005 (Date of inception) to June 30, 2007. These statements are the responsibility of Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EXOTACAR, INC. (A Development Stage Company) as of June 30, 2007, and the results of its operations and cash flows for the year then ended, and for the period June 3, 2005 (Date of Inception) to June 30, 2007, in conformity with generally accepted accounting principles.

/s/ Lawrence Scharfman
Lawrence Scharfman CPA
Boynton Beach Florida
September 21, 2007

- LICENSED IN FLORIDA & NEW YORK -
Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Balance Sheets

	June 30,
	2008	2007

Assets
Current assets:
Cash	$140,576	$2,210
Restricted cash	-	27,476
Prepaid expenses	7,592	-
Total current assets	148,168	29,686

Total assets	$148,168	$29,686

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$-	$4,000
Accrued liabilities	1,043	-
Accrued interest	1,413	-
Accrued compensation – related party	12,000	-
Total current liabilities	14,456	4,000

Long term liabilities:
Note payable	150,000	-
Total long-term liabilities	150,000	-

Total Liabilities	164,456	4,000

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
shares issued and outstanding – 62,500,000 at June 30, 2008
and 40,000,000 at June 30, 2007	62,500	40,000
Subscription payable	-	27,500
Additional paid in capital	27,500	5,000
(Deficit) accumulated during development stage	(106,288)	(46,814)
Total stockholders’ equity (deficit)	(16,288)	25,686

Total liabilities and stockholders’ equity (deficit)	$148,168	$29,686

The accompanying notes are an integral part of these financial statements

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Statements of Operations

			June 3, 2005
	For the Years Ended		(Inception) to
	June 30,		June 30,
	2008	2007	2008

Revenue	$-	$-	$-

Expenses:
Consulting	-	-	7,000
Executive compensation	12,000	-	12,000
General and administrative	9,414	324	9,738
Professional fees	40,075	6,500	51,575
Total operating expenses	61,489	6,684	80,313

Net operating (loss)	(61,489)	(6,684)	(80,313)

Other income (expense):
Debt forgiveness	3,000	-	3,000
Interest expense	(1,413)	-	(1,413)
Interest income	428	10	438
Total other income (expense)	2,015	10	2,025

Net (loss)	$(59,474)	$(6,814)	$(78,288)

Weighted average number of common shares
outstanding – basic and diluted	58,442,623	39,650,685

Net (loss) per share – basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)

					Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Stage (deficit)	Equity (deficit)
June 3, 2005 – Founders
Shares	-	$-	35,000,000	$35,000	$-	$-	$(28,000)	$7,000

Net (loss), June 3, 2005
(Inception) to June 30, 2005							(7,000)	(7,000)

Balance, June 30, 2005	-	-	35,000,000	35,000	-	-	(35,000)	-

January 15, 2006 shares issued
Professional services	-	-	2,500,000	2,500	2,500	-	-	5,000

Net (loss), June 30, 2006	-	-	-	-	-	-	(5,000)	(5,000)

Balance, June 30, 2006	-	-	37,500,000	37,500	2,500	-	(40,000)	-

Shares issued for cash	-	-	2,500,000	2,500	2,500	-	-	5,000

Subscription payable	-	-	-	-	-	27,500	-	27,500

Net (loss), June 30, 2007	-	-	-	-	-	-	(6,814)	(6,814)

Balance, June 30, 2007	-	-	40,000,000	40,000	5,000	27,500	(46,814)	25,686

Shares issued per subscription
Agreement	-	-	22,500,000	22,500	22,500	(27,500)	-	17,500

Net (loss), June 30, 2008	-	-	-	-	-	-	(59,474)	(59,474)

Balance, June 30, 2008	-	$-	62,500,000	$62,500	$27,500	$-	$(106,288)	$(16,288)

The accompanying notes are an integral part of these financial statements

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Statements of Cash Flows

	For the Years Ended		June 3, 2005
	June 30,		(inception) to June 30,
	2008	2007	2008
Cash flows from operating activities
Net (loss)	$(59,474)	$(6,814)	$(78,288)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Shares issued for services	-	-	12,000
Prepaid expenses	(7,592)	-	(7,592)
Accounts payable	(4,000)	4,000	-
Accrued liabilities	1,043	-	1,043
Accrued interest	1,413	-	1,413
Accrued salaries – related party	12,000	-	12,000
Net cash used by operating activities	(56,610)	(2,814)	(59,424)

Cash flows from financing activities
Proceeds from notes payable	150,000	-	150,000
Subscription payable	-	27,500	-
Restricted cash	27,476	(27,476)	-
Issuance of common stock	17,500	5,000	50,000
Net cash provided by financing activities	194,976	5,024	200,000

Net increase in cash	138,366	2,210	140,576
Cash, beginning	2,210	-	-
Cash, ending	$140,576	$2,210	$140,576

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash transactions:
Shares issued for services	$-	$-	$12,000
Shares issued for stock subscription payable	$27,500	$-	$-

The accompanying notes are an integral part of these financial statements

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Notes to Financial Statements

Note 1 – Summary of Accounting Policies

Organization

Phoenix Energy, formerly known as Exotacar, Inc., is an energy acquisition, exploration and development company. In February of 2008, Exotacar, Inc., changed the focus of its business plan from the development of online exotic car sales and entered into the oil and natural gas industry. In conjunction with the change, the company was renamed Phoenix Energy Resource Corporation.

Nature of Business

We are an independent energy company engaged in the business of producing and selling crude oil and natural gas. This crude oil and natural gas is obtained primarily by the acquisition and subsequent exploration and development of mineral leases.  Development and exploration may include drilling new exploratory or development wells on these leases. These operations are conducted primarily in Southern Kentucky.

Use of Estimates

The preparation of these financial statements requires the use of estimates by management in determining our assets, liabilities, revenues, expenses and related disclosures.  Actual amounts could differ from those estimates.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear any interest.  We regularly review receivables to insure that the amounts will be collected and establish or adjust an allowance for uncollectible amounts as necessary using the specific identification method.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were no reserves for uncollectible amounts in the periods presented.

Share-Based Payments

Common stock, warrants and options issued for services are accounted for based on the fair market value at the date of grant.  If the awards are based on a vesting period, the fair market value of the awards are expensed over the shorter of the requisite service period or the vesting period.

Income Taxes

We account for income taxes under the Statement of Financial Accounting Standards “SFAS” Statement 109, “Accounting for Income Taxes”.  The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  The provision for income taxes differs from the amount currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

We adopted the Financial Accounting Standards Board “FASB” Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) as of April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. As a result, we apply a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, we have reviewed our tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material effect on the Company.

We classify tax-related penalties and net interest on income taxes as income tax expense. As of June 30 2008 and 2007, no income tax expense had been incurred.

Fair Value of Financial Instruments

Our financial instruments consist of accounts receivable and notes payable. Interest rates currently available to us for debt with similar terms and remaining maturities are used to estimate fair value of such financial instruments. Accordingly the carrying amounts are a reasonable estimate of fair value.

Earnings Per Share

SFAS No. 128, “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted income or loss per share computation.  Earnings per share calculations reflect the effect of the Company’s 50:1 forward stock split.

Cash and Cash Equivalents

We consider all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents for purposes of the statements of cash flows and other statements. We maintain cash on deposit, which, at times, exceed federally insured limits. The Company exceeded federally insured limits by $40,576 as of June 30, 2008.  We have not experienced any losses on such accounts and believe we are not exposed to any significant credit risk on cash and equivalents.

Revenue Recognition and Imbalances
Oil and gas revenues will be recognized net of royalties when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collection of the revenue is reasonably assured. Cash received relating to future revenues is deferred and recognized when all revenue recognition criteria are met.

We will use the sales method of accounting for gas production imbalances. The volumes sold may differ from the volumes to which we are entitled based on our interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to us will not be sufficient to enable the under-produced owner to recoup its entitled share through production.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is on a straight-line method using the estimated lives of the assets (3-15 years).  Expenditures for maintenance and repairs are charged to expense.

Long-Lived Assets

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value.  The carrying value of the assets is then reduced to their estimated fair value that is usually measured based on an estimate of future discounted cash flows.

Recent Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Liabilities including in amendment of SFAS 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. We are currently evaluating the impact of SFAS No. 159 on our financial statements.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations”.  Although this statement amends and replaces SFAS No. 141, it retains the fundamental requirements in SFAS No. 141 that (i) the purchase method of accounting must be used for all business combinations; and (ii) an acquirer be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including combinations achieved without the transfer of consideration; however, this Statement does not apply to a combination between entities or businesses under common control. Significant provisions of SFAS No. 141R concern principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption not permitted.   Management is assessing the impact of the adoption of SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We have not yet determined the impact, if any, that SFAS No. 160 will have on our financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentation.

Note 2 – Change in control

On February 8, 2008, the Company’s former management entered into a “Transfer and Change of Control Agreement” with Helvetic Capital Ventures AG (“Helvetic”) whereby Ari Lee, our former President and CEO agreed to sell 750,000 shares of his common stock representing approximately 60% of the total outstanding shares of the Company, in exchange for cash totaling $633,768. Further, with the consummation of the aforementioned transaction, Mr. Lee resigned as the President and Chief Executive officer. We have appointed Mr. Rene Soullier to fill each vacancy.

Note 3 – Going concern

The accompanying financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the Company to continue as a going concern we must seek additional sources of capital, and must attain future profitable operations. We are currently initiating our business plan and also in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note 4 – Related party

On February 1, 2008, we entered into an employment agreement with Mr. Soullier, our sole executive officer and director. The initial term of the agreement is one year commencing on March 1, 2008 with annual compensation of $36,000. In addition, we have agreed to provide Mr. Soullier a company vehicle upon securing our initial financing.  The agreement will renew annually and may be terminated by either party with 6 month written notice. Further, Mr. Soullier has agreed to defer his compensation until such point we have obtained sufficient working capital through our financing efforts. As of June 30, 2008, we have accrued $12,000 in executive compensation.

Note 5 – Notes Payable

At June 30 2008 we had a note payable to Seymore Investments totaling $150,000.  The note bears interest at a rate of 10% per annum, is unsecured and matures on May 20, 2011. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quote on the Over-the Counter Bulletin Board at the time of conversion. At June 30, 2008 we have accrued interest related to this note in the amount of $1,413.

 Note 6 – Stockholders’ Equity

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock. On April 17, 2008, our Board of Directors resolved to effectuate a 50:1 forward split of the Company’s common stock.  The Company has retroactively stated all share amounts.

On June 3, 2005, the Company issued 35,000,000 shares [700,000 pre-split] of its $0.001 par value common stock as founders’ shares for services valued at $7,000.

On January 15, 2006, the Company issued 2,500,000 shares [50,000 pre-split] of its $0.001 par value common stock for legal services valued at $5,000.

On August 21, 2006, the Company issued 2,500,000 shares [50,000 pre-split] of its $0.001 par value common stock to its sole officer for cash totaling $5,000.

On September 4, 2007, the Company issued 22,500,000 shares [450,000 pre-split] of its $0.001 par value common stock to 47 investors for cash totaling $45,000.

Note 7 - Income Taxes

The provision for income taxes consists of the following:

	2008	2007
Current tax	$—	$—
Deferred tax benefit	(20,221)	(6,300)
Benefits of operating loss carryforwards	20,221	6,300
Provision for Income Tax	$—	$—

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of June 30, 2008. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset. Furthermore, the Company has determined that prior net operating loss caryforwards were nullified with the Company’s change in business plan.  The Company’s beginning deferred tax asset and valuation allowance were reduce to zero.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$47,474	$16,141	34%
Accrued compensation – related party	12,000	4,080	34%
Valuation Allowance		(20,221)
Deferred Tax Asset – 6/30/2008		$—

During the year ended June 30, 2008, the valuation allowance increased to $20,221.

 The Company has the following operating loss carry forwards available at June 30, 2008:

Operating Losses
Expires	Amount
2022	47,474

Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	2007	2006
Expected Tax Provision	$(20,221)	$(2,316)
Effect of:
Graduated rates		16
Increase in Valuation allowance	20,221	3,028
Actual Tax Provision	$—	$—

Note 8 – Commitments

The Company leases office space for $190 per month.  The Company will be required to make future minimum lease payments of $1,520 through February 1, 2009, when the lease expires.

Note 9 – Subsequent Events

In September of 2008, the Company purchased three mineral leases in Allen County Kentucky representing approximately 483 gross acres at $10 per acre. In addition, the Company entered into an operating agreement with Mark Cornell, managing member of JMACK Energy, LLC. This agreement provides that JMACK will provide drilling management and operation of all wells located on our existing leases in Allen County Kentucky. Further, JMACK will consult with us at an executive level regarding field development, acquisition evaluation, identification of additional acquisition opportunities and overall business strategy. The operating agreement provides that we will pay a 5% overriding royalty interest on all oil and gas produced from the aforementioned mineral leases. As of September 30, 2008 we had advanced $60,000 to JMACK Energy for the commencement of exploration.

In October 2008, the Company issued Mr. Cornell 200,000 shares of its common stock as a bonus for his services rendered in connection with the acquisition of our mineral leases.