Form 10-Q
period 2008-09-30
PHOENIX ENERGY RESOURCE CORP
filed 2008-11-19
CIK 1373683

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

PHOENIX ENERGY RESOURCE CORPORATION

Nevada	20-5408832
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

1001 Bayhill Drive, 2nd Floor – Suite 200
San Bruno, California 94066 (Address of principal executive offices) (650) 616-4123 (Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of November 14, 2008:      62,500,000

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. CONDENSED FINANCIALS

INDEX TO PHOENIX ENERGY RESOURCE CORPORATION CONDENSED FINANCIAL STATEMENTS

PHOENIX ENERGY RESOURCE CORPORATIONPAGE

Condensed Balance Sheets                                                                                                          4

Condensed Statements of Operations                                                                                            5

Condensed Statements of Cash Flows                                                                                           6

Notes to Condensed Financial Statements                                                                                      7

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash	$37,698	$140,576
Prepaid expenses	59,795	7,592
Total current assets	97,493	148,168

Other assets:
Capitalized oil and gas properties	4,830	-

Total assets	$102,323	$148,168

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$134	$-
Accrued liabilities	3,409	1,043
Accrued interest	5,230	1,413
Accrued compensation – related party	3,000	12,000
Total current liabilities	11,773	14,456

Long term liabilities:
Note payable	150,000	150,000
Total long-term liabilities	150,000	150,000

Total Liabilities	161,773	164,456

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
shares issued and outstanding – 62,500,000 at September 30, 2008
and June 30, 2008, respectively	62,500	62,500
Additional paid in capital	27,500	27,500
(Deficit) accumulated during exploration stage	(149,450)	(106,288)
Total stockholders’ equity (deficit)	(59,450)	(16,288)

Total liabilities and stockholders’ equity (deficit)	$102,323	$148,168

The accompanying notes are an integral part of these financial statements

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 and 2007, AND FOR THE PERIOD FROM INCEPTION (JUNE 3, 2005) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)

			June 3, 2005
	For the Three Months Ended		(Inception) to
	September 30,		September 30,
	2008	2007	2008

Revenue	$-	$-	$-

Expenses:
Consulting	13,060	-	20,060
Executive compensation	9,000	-	21,000
General and administrative	9,572	20	19,310
Professional fees	8,177	10,535	59,752
Total operating expenses	39,809	10,555	120,122

Net operating (loss)	(39,809)	(10,555)	(120,122)

Other income (expense):
Debt forgiveness	-	-	3,000
Interest expense	(3,817)	-	(5,230)
Interest income	465	27	902
Total other income (expense)	(3,352)	27	(1,328)

Net (loss)	$(43,161)	$(10,528)	$(121,450)

Weighted average number of common shares
outstanding – basic and diluted	62,500,000	46,358,696

Net (loss) per share – basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007, AND FOR THE PERIOD FROM INCEPTION (JUNE 3, 2005) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)

			June 3, 2005
	For the Three Months Ended		(inception) to
	September 30,		September 30,
	2008	2007	2008
Cash flows from operating activities
Net (loss)	$(43,161)	$(10,528)	$(121,450)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Shares issued for services	-	-	12,000
Prepaid expenses	(52,203)	-	(59,795)
Accounts payable	134	-	134
Accrued liabilities	2,366	-	3,409
Accrued interest	3,816	-	5,230
Accrued salaries – related party	(9,000)	-	3,000
Net cash used by operating activities	(98,048)	(10,528)	(157,472)

Cash flows from investing activities
Purchase of oil and gas properties	(4,830)	-	(4,830)
Net cash used in investing activities	(4,830)	-	(4,830)

Cash flows from financing activities
Proceeds from notes payable	-	-	150,000
Restricted cash	-	(27,500)	-
Issuance of common stock	-	45,000	50,000
Net cash provided by financing activities	-	17,500	200,000

Net increase (decrease) in cash	(102,878)	6,972	37,698
Cash, beginning	140,576	29,686	-
Cash, ending	$37,698	$36,658	$37,698

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash transactions:
Shares issued for services	$-	$-	$12,000

The accompanying notes are an integral part of these financial statements

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 1 – Basis of presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended June 30, 2008 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 – Notes Payable

At September 30, 2008 we had a note payable to Seymore Investments totaling $150,000.  The note bears interest at a rate of 10% per annum, is unsecured and matures on May 20, 2011. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quoted on the Over-the Counter Bulletin Board at the time of conversion. At September 30, 2008 we have accrued interest related to this note in the amount of $5,230.

Note 4 – Commitments

In September of 2008, the Company purchased three mineral leases in Allen County Kentucky representing approximately 483 gross acres at $10 per acre. In addition, the Company entered into an operating agreement with Mark Cornell, managing member of JMACK Energy, LLC. This agreement provides that JMACK will provide drilling management and operation of all wells located on our existing leases in Allen County Kentucky. Further, JMACK will consult with us at an executive level regarding field development, acquisition evaluation, identification of additional acquisition opportunities and overall business strategy. The operating agreement provides that we will pay a 5% overriding royalty interest on all oil and gas produced from the aforementioned mineral leases. At September 30, 2008, the Company had advanced $60,000 to JMACK for the payment of the leases in the amount of $4,830 with the remaining $55,170 to be used in the commencement of operations.

 Note 5 – Stockholders’ Equity

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock. On April 17, 2008, our Board of Directors resolved to effectuate a 50:1 forward split of the Company’s common stock.  The Company has retroactively stated all share amounts.

On June 3, 2005, the Company issued 35,000,000 shares of its $0.001 par value common stock as founders’ shares for services valued at $7,000.

On January 15, 2006, the Company issued 2,500,000 shares of its $0.001 par value common stock for legal services valued at $5,000.

On August 21, 2006, the Company issued 2,500,000 shares of its $0.001 par value common stock to its sole officer for cash totaling $5,000.

On September 4, 2007, the Company issued 22,500,000 shares of its $0.001 par value common stock to 47 investors for cash totaling $45,000.

Note 6 – Subsequent Events

On October 22, 2008, the Company issued Mr. Robbins 200,000 shares of its common stock as a bonus for his services rendered in connection with the acquisition of our mineral leases.

Note 7 – New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.”  SFAS No. 141(R) changes the accounting for and reporting of business combination transactions in the following way:  Recognition with certain exceptions, of 100% of the fair values of assets acquired, liabilities assumed, and non controlling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value; recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date; and recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.  SFAS No. 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited.  The adoption of SFAS No. 141(R) will affect valuation of business acquisitions made in 2009 and forward.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interest in Consolidated Financial Statements – an Amendment of ARB 51” (SFAS 160).  SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SAFS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We do not anticipate a material impact upon adoption.

In March 2008, the FSAB issued FASS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not anticipate a material impact upon adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS 157 were originally to be effective beginning January 1, 2008.  Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in consolidated financial statements on a non-recurring basis.  We are currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Phoenix Energy Resource Corporation is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this quarterly report on Form 10-Q. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; the retention and availability of key personnel; and general economic and business conditions.

We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements and that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances. Consequently, no forward-looking statement can be guaranteed.

New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Introduction to Our Business

Phoenix Energy Resource Corporation (“Phoenix Energy”), formerly known as Exotacar, Inc., is an energy acquisition, exploration and development company. In February of 2008, Exotacar, Inc., changed the focus of its business plan from the development of online exotic car sales and entered into the oil and natural gas industry. In conjunction with the change, the company was renamed Phoenix Energy Resource Corporation.

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

•	Fragmented Ownership Structure. There are opportunities to acquire producing properties at attractive prices due to the current inefficient and fragmented ownership structure.

Our Properties

The table below summarizes our acreage by lease as of September 30, 2008.

Lease Name	Undeveloped Acreage
	Gross	Net(1)
Cornell	225	202
Cornell/Robbins	258	232
Total	483	434
(1)	Net acreage is based on our net working interest as of September 30, 2008.

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

Significant Developments in Fiscal 2008 and Fiscal 2009 to Date

The following is a brief description of our most significant corporate developments that occurred in fiscal 2008 and fiscal 2009 to date:

•	In April and June of 2007, we completed a financing in which we issued 22,500,000 shares of our common stock in return for $45,000.

•	In February of 2008, 64% of our Company was acquired by Helvetic Capital Ventures AG. and we changed our name.

•	In March of 2008, we entered into an employment agreement with our new Chief Executive Officer, Mr. Rene Soullier for an initial term of one year with annual compensation of $36,000.

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

Competition

The natural gas and oil industry is intensely competitive and, as an exploration-stage company, we must compete against larger companies that may have greater financial and technical resources than we do and substantially more experience in our industry. These competitive advantages may better enable our competitors to sustain the impact of higher exploration and production costs, natural gas and oil price volatility, productivity variances between properties, overall industry cycles and other factors related to our industry. Their advantage may also negatively impact our ability to acquire prospective properties, develop reserves, attract and retain quality personnel and raise capital.

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

Personnel

As of September 30 2008, we had one full-time employee. As drilling production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain capital costs, general and administrative expenses.

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

RESULTS OF OPERATIONS

Revenues (for the three months ended September 30, 2008 and 2007).

We have just begun our oil and gas exploration activities in Allen County Kentucky and therefore have not generated revenues to date.

Cost of Sales (for the three months ended September 30, 2008 and 2007).

None.

Expenses (for the three months ended September 30, 2008 and 2007).

Operating expenses for the three months ended September 30, 2008 increased $29,254 or 278% to $39,809 when compared to the three month period ended September 30, 2007. The increase in expenses during this period was primarily attributable to increased consulting fees and administrative expenses in connection with our commencement of exploration activities. As we continue our efforts towards successful operations, we anticipate these amounts to increase over the next several quarters.

We expect increases in expenses through the year 2009 as we move toward developing our business plan. In addition, we expect cash outlays for professional fees to increase to approximately $50,000 per year for compliance with the reporting requirements of the Securities and Exchange Commission.

We have entered into a short term lease agreement for our corporate offices expiring in February 2009. In addition, we have also executed a one year employment agreement with our CEO Mr. Rene Soullier. Pursuant to this agreement, Mr. Soullier will receive annual compensation in the amount of $36,000.

Income Taxes (for the three months ended September 30, 2008 and 2007).

We had no provision for income taxes for the three months ended September 30, 2008 and 2007, respectively, due to our net loss.

If we incur losses, we may have a deferred tax asset. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. As of September 30, 2008, we maintained a full valuation allowance for all deferred tax assets.

Income/Losses (for the three months ended September 30, 2008 and 2007).

We had a net loss of $43,161, or less than $.01 per common share, for the three-month period ended September 30, 2008. This compares to a net loss of $10,528, or less than $.01 per common share, for the same period ended September 30, 2007. Our increase in net loss is attributable to the increase in operating expenses as mentioned above.

Liquidity and Capital Resources (for the nine months ended September 30, 2008 and 2007).

Cash flows used by operations were $98,048 and $10,528 for the three months ended September 30, 2008 and 2007, respectively. These were mainly attributable to an increase in prepaid expenses associated with our exploration activities.
Cash flows used in investing activities were $4,830 and $0 for the three months ended September 30, 2008 and 2007, respectively. Our investing activities were restricted to the acquisition of mineral leases located in Allen County Kentucky. We acquire approximately 483 gross acres at $10 per acre.

Cash flows provided by (used in) financing activities were $0 and $17,500 for the three months ended September 30, 2008 and 2007, respectively. Cash flows provided in the three month period ended September 30, 2007 was the result of our 2007 private placement.

Overall, we have funded our cash needs from inception through September 30, 2008 with a series of equity and debt transactions. We may need to continue to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to sufficiently implement our exploration plans. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of $37,698 and a working capital of $85,720 as of September 30, 2008. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. We will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. An inability to generate revenues during the remainder of 2009 will significantly affect the implementation of our business plan and make it necessary to raise additional funds through equity or debt financing. Our current level of operations and planned development would require capital of approximately $750,000 to sustain exploration and operations through year 2009 and approximately $500,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

On a long-term basis, liquidity depends on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such marketing. If we choose to launch such a campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we are unable to raise sufficient capital to develop our business plan, we may need to:

- Seek projects of lesser value or that may be less profitable
- Seek smaller projects, which are less capital intensive, in lieu of larger projects; or
- Seek projects that are outside our current geographical area to generate revenue.

Going concern

As shown in the accompanying financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $121,450 as of September 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

Management's plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to generate revenues in an effort to generate positive cash flow. Additionally, we must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the evaluation performed by our management, including its Principal Executive Officer and Principal Financial Officer, it was determined that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosures

Changes in Internal Control Over Financial Reporting

Our Principal Executive Officer and Principal Financial Officer have determined that, during the period covered by this quarterly report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. They have also concluded that there were no significant changes in our internal controls after the date of the evaluation.

PART II.  OTHER INFORMATION

Item 1.                       Legal Proceedings

None.

Item 1A.                    Risk Factors

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2008 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None.

Item 6.      Exhibits and Reports on Form 8-K

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

Reports on Form 8-K filed in the third quarter of 2008

(1)
On August 13, 2008 we filed a current report on Form 8k disclosing a change in certifying accountant from Lawrence Scharfman & Co., CPA P.C. to Mantyla McReynolds, LLC.  On August 19th and September 25th we filed amendments to the current report on Form 8k filed August 13, 2008 to provide more detailed disclosure to our shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX ENERGY RESOURCE CORPORATION (Registrant)

Date: November 19, 2008	By:	/s/ Rene Soullier
Rene Soullier, Chief Executive Officer