Form 10-Q
period 2008-12-31
PHOENIX ENERGY RESOURCE CORP
filed 2009-02-12
CIK 1373683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES      EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____to _____

Commission File Number: 333-137293

PHOENIX ENERGY RESOURCE CORPORATION

 (Exact name of registrant as specified in its charter)

Nevada	20-5408832
(State or other jurisdiction of	(I.R.S. Employer identification No.)
incorporation or organization)

1001 Bayhill Drive, 2nd Floor – Suite 200
San Bruno, California 94066 (Address of principal executive offices) (650) 616-4123 (Registrant’s telephone number, including area code)

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

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                             Yes  ☐      No ☒

Number of shares of common stock outstanding as of February 12, 2009:      62,700,000

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Condensed Financial Statements (Unaudited)" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART 1 – FINANCIAL INFORMATION

ITEM 1.

CONDENSED FINANCIAL STATEMENTS

INDEX TO PHOENIX ENERGY RESOURCE CORPORATION CONDENSED FINANCIAL STATEMENTS

PHOENIX ENERGY RESOURCE CORPORATION

PAGE

Condensed Balance Sheets

5

Condensed Statements of Operations

6

Condensed Statements of Cash Flows

7

Notes to Condensed Financial Statements

8

PHOENIX ENERGY RESOURCE CORPORATION

(an Exploration Stage Company)

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
Assets	(Unaudited)

Current assets:
Cash	$12,862	$140,576
Prepaid expenses	64,773	7,592
Total current assets	77,635	148,168

Other assets:
Oil and gas properties	4,830	-

Total assets	$82,465	$148,168

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$23,924	$-
Accrued liabilities	2,295	1,043
Accrued interest	9,144	1,413
Accrued compensation – related party	-	12,000
Total current liabilities	35,363	14,456

Long-term liabilities:
Note payable	150,000	150,000
Total long-term liabilities	150,000	150,000

Total liabilities	185,363	164,456

Stockholders’ (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 62,700,000 and 62,500,000 shares issued
and outstanding at December 31, 2008 and June 30, 2008, respectively	62,700	62,500
Additional paid in capital	97,300	27,500
(Deficit) accumulated during exploration stage	(262,898)	(106,288)
Total stockholders’ (deficit)	(102,898)	(16,288)

Total liabilities and stockholders’ (deficit)	$82,465	$148,168

The accompanying notes are an integral part of these unaudited financial statements.

PHOENIX ENERGY RESOURCE CORPORATION

(an Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

 (UNAUDITED)

					June 3, 2005
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses:
Consulting fees	70,000	-	83,060	-	90,060
Executive compensation	9,000	-	18,000	-	30,000
General and administrative	1,429	100	11,001	120	20,739
Professional fees	29,212	1,290	37,389	11,825	88,964
Total operating expenses	109,641	1,390	149,450	11,945	229,763

Net operating (loss)	(109,641)	(1,390)	(149,450)	(11,945)	(229,763)

Other income (expense):
Debt forgiveness	-	3,000	-	3,000	3,000
Interest expense	(3,913)	-	(7,730)	-	(9,144)
Interest income	106	-	571	27	1,008
Total other income (expense)	(3,808)	3,000	(7,159)	3,027	(5,136)

Net (loss)	$(113,448)	$1,610	$(156,609)	$(8,918)	$(234,898)

Weighted number of common shares
Outstanding – basic and diluted	62,656,522	62,500,000	62,578,261	54,429,348

Net (loss) per share – basic and diluted	$(0.01)	$0.00	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

PHOENIX ENERGY RESOURCE CORPORATION

(an Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

			June 3, 2005
	For the Six Months Ended		(Inception) to
	December 31,		December 31,
	2008	2007	2008
Cash flows from operating activities
Net (loss)	$(156,609)	$(8,918)	$(234,898)
Shares issued for services	70,000	-	82,000
Adjustments to reconcile net (loss) to
Net cash used by operating activities
Prepaid expenses	(57,181)	-	(64,773)
Accounts payable	23,924	(1,710)	23,924
Accrued liabilities	1,252	-	2,295
Accrued interest	7,730	-	9,144
Accrued compensation – related party	(12,000)	-	-
Net cash (used) by operating activities	(122,884)	(10,628)	(182,308)

Cash flows from investing activities
Purchase of oil and gas properties	(4,830)	-	(4,830)
Net cash (used) in investing activities	(4,830)	-	(4,830)

Cash flows from financing activities
Proceeds from notes payable	-	-	150,000
Subscription payable	-	(27,500)	-
Issuance of common stock	-	45,000	50,000
Net cash provided by financing activities	-	17,500	200,000

Net increase (decrease) in cash	(127,714)	6,872	12,862
Cash, beginning	140,576	29,686	-
Cash, ending	$12,862	$36,558	$12,862

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services	$70,000	$-	$82,000

The accompanying notes are an integral part of these unaudited financial statements.

PHOENIX ENERGY RESOURCE CORPORATION

(an Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

Note 3 – Notes Payable

At December 31, 2008 we had a note payable to Seymore Investments totaling $150,000.  The note bears interest at a rate of 10% per annum, is unsecured and matures on May 20, 2011. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quoted on the Over-the Counter Bulletin Board at the time of conversion. At December 31, 2008 we have accrued interest related to this note in the amount of $9,144.

Note 4 – Commitments

In September of 2008, the Company purchased three mineral leases in Allen County Kentucky representing approximately 483 gross acres at $10 per acre. In addition, the Company entered into an operating agreement with Mark Cornell, managing member of JMACK Energy, LLC. This agreement provides that JMACK will provide drilling management and operation of all wells located on our existing leases in Allen County Kentucky. Further, JMACK will consult with us at an executive level regarding field development, acquisition evaluation, identification of additional acquisition opportunities and overall business strategy. The operating agreement provides that we will pay a 5% overriding royalty interest on all oil and gas produced from the aforementioned mineral leases. At December 31, 2008, the Company had advanced $60,000 to JMACK for the payment of the leases in the amount of $4,830 with the remaining $55,170 to be used in the commencement of operations. As of December 31, 2008, no additional funds have been disbursed.

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

On October 22, 2008, the Company issued John W. Robbins 200,000 shares of its common stock as a bonus for his services rendered in connection with the acquisition of our mineral leases. The Company records stock-based compensation awards issued to non-employees for services at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  The fair value of the shares was $70,000 and recorded as consulting expense.

Note 6 – New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.”  SFAS No. 141(R) changes the accounting for and reporting of business combination transactions in the following way:  Recognition with certain exceptions, of 100% of the fair values of assets acquired, liabilities assumed, and non controlling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value; recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date; and recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.  SFAS No. 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited.  The adoption of SFAS No. 141(R) will affect valuation of business acquisitions made after June 30, 2009.

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

Introduction to Our Business

Phoenix Energy Resource Corporation (“Phoenix Energy”, “We”, “Us, or “Our”), formerly known as Exotacar, Inc., is an energy acquisition, exploration and development company. On February 2, 2008 Helvetic Capital Ventures AG, Switzerland acquired 64% of the total outstanding shares of the company effectuating a change in control. Following the acquisition, the company changed the focus of its business plan from the development of online exotic car sales and entered into the oil and natural gas industry. In conjunction with the change, the company was renamed Phoenix Energy Resource Corporation.

Our principal strategy is to focus on the acquisition of oil and natural gas mineral leases that ideally have existing production and cash flow. Once acquired, we intend to implement an accelerated development program utilizing capital resources, a regional operating focus, recruit an experienced management and technical team, and hopefully deploy enhanced recovery technologies to attempt to increase production and increase returns for our stockholders. Our oil and natural gas acquisition and development activities are currently focused in Southern Kentucky.

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

The table below summarizes our acreage by lease as of December 31, 2008.

Lease Name	Undeveloped Acreage
	Gross	Net(1)
Cornell	225	202
Cornell/Robbins	258	232
Total	483	434

(1)

Net acreage is based on our net working interest as of December 31, 2008.

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

•

In October of 2008, we acquired mineral leases representing a total of 434 net acres located in Allen County, Kentucky.

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

Sale of Natural Gas and Oil

We do not intend to refine our natural gas or oil production. We expect to sell all or most of our production to a small number of purchasers in a manner consistent with industry practices at prevailing rates by means of long-term and short-term sales contracts, some of which may have fixed price components. As of December 31, 2008, we did not have any production; however, we believe that we will be able to find suitable purchasers when, and if, production is commenced.

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

Personnel

As of December 31, 2008, we had one full-time employee. As drilling production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain capital costs, general and administrative expenses.

Facilities

We currently maintain an office at 1001 Bayhill Drive, 2nd floor-Suite 200, San Bruno, California 94066. This space is leased pursuant to a one year agreement, which expired on February 1, 2009.  We are currently leasing the space as a month to month “tenant at will” until a new agreement is reached or until we find an alternative location for our offices.

RESULTS OF OPERATIONS

Revenues (for the three and six months ended December 31, 2008 and 2007).

We have just begun our oil and gas exploration activities in Allen County, Kentucky and therefore have not generated any revenues to date.

Expenses (for the three and six months ended December 31, 2008 and 2007).

Operating expenses for the three and six months ended December 31, 2008 were $109,641 and $149,450, respectively; as compared to $1,390 and $11,945, respectively, for the same periods ended December 31, 2007. The increases in expenses during these periods were primarily attributable to increased consulting fees and administrative expenses in connection with our commencement of exploration activities. As we continue our efforts towards successful operations, we anticipate these amounts to increase over the next several quarters.

We expect increases in expenses through the fiscal 2009 as we move toward developing our business plan. In addition, we expect cash outlays for professional fees to increase to approximately $50,000 per year for compliance with the reporting requirements under the federal securities laws.

We have executed a one year employment agreement with our CEO Mr. Rene Soullier. Pursuant to this agreement, Mr. Soullier receives annual compensation in the amount of $36,000.

Income/Losses (for the three and six months ended December 31, 2008 and 2007).

We had a net loss of $113,448 and $156,609, respectively, for the three and six month periods ended December 31, 2008. This compares to a net income of $1,610 and a net loss of $8,918, respectively, for the same periods ended December 31, 2007. These increases in net loss are attributable to the increases in operating expenses mentioned above.

Liquidity and Capital Resources (for the six months ended December 31, 2008 and 2007).

Cash flows used by operations were $122,884 and $10,628 for the six months ended December 31, 2008 and 2007, respectively. These were mainly attributable to an increase in prepaid expenses associated with our exploration activities.

Cash flows used in investing activities were $4,830 and $0 for the six months ended December 31, 2008 and 2007, respectively. Our investing activities were restricted to the acquisition of mineral leases located in Allen County Kentucky. We acquired approximately 483 gross acres at $10 per acre.

Cash flows provided by (used in) financing activities were $0 and $17,500 for the six months ended December 31, 2008 and 2007, respectively. Cash flows provided in the six month period ended December 31, 2007 was the result of our 2007 private placement.

Overall, we have funded our cash needs from inception through December 31, 2008 with a series of equity and debt transactions. We may need to continue to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to sufficiently implement our exploration plans. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

At December 31, 2008, we had a note payable to Seymore Investments totaling $150,000.  The note bears interest at a rate of 10% per annum, is unsecured and matures on May 20, 2011. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quoted on the Over-the Counter Bulletin Board at the time of conversion. At December 31, 2008 we have accrued interest related to this note in the amount of $9,144.

We had cash on hand of $12,862 and a working capital of $42,272 as of December 31, 2008. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. We will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. An inability to generate revenues during the remainder of fiscal 2009 will significantly affect the implementation of our business plan and make it necessary to raise additional funds through equity or debt financing. Our current level of operations and planned development would require capital of approximately $750,000 to sustain exploration and operations through fiscal 2009 and approximately $500,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Going concern

As shown in the accompanying financial statements, we have suffered recurring losses from operation to date and had an accumulated deficit of $262,898 as of December 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4T.

CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the evaluation performed by our management, including its

 Principal Executive Officer and Principal Financial Officer, it was determined that, as of the end of the  period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosures.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 1A.

RISK FACTORS

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2008 Annual Report on Form 10-K. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

Declining economic conditions could negatively impact our business

Our operations are affected by local, national and worldwide economic conditions.  Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally.  In recent weeks, this volatility and disruption has reached unprecedented levels.  The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. While the ultimate outcome and impact of the current economic conditions cannot be predicted, a lower level of economic activity might result in a decline in energy consumption, which may adversely affect the price of oil, liquidity and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2008, we issued 200,000 common shares to the John W. Robbins Revocable Trust of 2008, John W. Robbins, Trustee for professional services in connection with helping us locate and obtain oil and gas leases. The Shares are valued at $0.35 per share yielding an aggregate expense of $70,000. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one Offeree, (3) the Offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the Offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the Offeree and our management.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2008.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the quarter ended December 31, 2008.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit No.	Description
10.1	Assignment of Overriding Royalty Interest (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 21, 2008)
10.2	Assignment Oil & Gas Lease (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2008)
10.3	Assignment of Overriding Royalty Interest (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 21, 2008)
10.4	Assignment Oil & Gas Lease (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 21, 2008)
10.5	Operating Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 21, 2008)
31.1*	CEO Certification Pursuant to Section 302
31.2	CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1*	CEO Certification Pursuant to Section 906
32.2	CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXHIBIT 31.1

Certifications

I, Rene Soullier, Chief Executive Officer and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Phoenix Energy Resource Corporation;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidates subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal period that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls (all of which do not apply); and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, (all of which do not apply); and

Date: February 12, 2009

Rene Soullier

EXHIBIT 32.1

STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Phoenix Energy Resource Corporation. (the "Company") for the three and six months ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rene Soullier, Chief Executive Officer and Chief Financial Officer of the Company, certify that:

  *   the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  *   information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Rene Soullier,

President, Chief Executive Officer,

Chief Financial Officer, Controller

February 12, 2009

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.