Form 10-Q
period 2009-03-31
PHOENIX ENERGY RESOURCE CORP
filed 2009-05-20
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [ ]        No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐      No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                                                                                                                         Yes [ ]      No [ ]

Number of shares of common stock outstanding as of May 18, 2009:      62,700,000

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

PART 1 – FINANCIAL INFORMATION

Item 1.                      Condensed Financial Statements

INDEX TO PHOENIX ENERGY RESOURCE CORPORATION CONDENSED FINANCIAL STATEMENTS

PHOENIX ENERGY RESOURCE CORPORATION                                                                                                                     PAGE

Condensed Balance Sheets                                                                                                                                                4

Condensed Statements of Operations                                                                                                                              5

Condensed Statements of Cash Flows                                                                                                                             6

Notes to Condensed Financial Statements                                                                                                                      7

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash	$3,905	$140,576
Prepaid expenses	55,170	7,592
Total current assets	59,075	148,168

Other assets:
Capitalized oil and gas properties, full cost method	9,899	-

Total assets	$68,974	$148,168

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,880	$-
Accrued liabilities	2,984	1,043
Accrued interest	13,155	1,413
Accrued interest – related party	117	-
Accrued compensation – related party	-	12,000
Total current liabilities	22,136	14,456

Long term liabilities:
Note payable	150,000	150,000
Note payable – related party	35,000	-
Total long-term liabilities	185,000	150,000

Total Liabilities	207,136	164,456

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
shares issued and outstanding – 62,700,000 and 62,500,000 at
March 31, 2009 and June 30, 2008, respectively	62,700	62,500
Additional paid in capital	97,300	27,500
(Deficit) accumulated during exploration stage	(298,162)	(106,288)
Total stockholders’ equity (deficit)	(138,162)	(16,288)

Total liabilities and stockholders’ equity (deficit)	$68,974	$148,168

The accompanying notes are an integral part of these unaudited financial statements.

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 and 2008,
AND FOR THE PERIOD FROM INCEPTION (JUNE 3, 2005) THROUGH MARCH 31, 2009
(UNAUDITED)

					June 3, 2005
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses:
Consulting services	-	-	83,060	-	90,060
Executive Compensation	9,000	3,000	27,000	3,000	39,000
General and administrative
expenses	1,623	597	12,624	717	22,363
Professional fees	20,520	10,500	57,909	22,325	109,484
Total expenses	31,143	14,097	180,593	26,042	260,907

Net Operating Loss	(31,143)	(14,097)	(180,593)	(26,042)	(260,907)

Other Income:
Debt forgiveness	-	-	-	3,000	3,000
Interest expense	(4,129)	-	(11,859)	-	(13,272)
Interest income	8	87	579	114	1,017
Total other income	(4,121)	87	(11,280)	3,114	(9,255)

Net (loss)	$(35,264)	$(14,010)	$(191,873)	$(22,928)	$(270,162)

Weighted average number of
common shares outstanding –
basic and diluted	62,700,000	62,500,000	62,618,248	57,100,000

Net (loss) per share –
basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008, AND FOR THE PERIOD FROM INCEPTION (JUNE 3, 2005) THROUGH MARCH 31, 2009
(UNAUDITED)

	For the Nine Months Ended		June 3, 2005
	March 31,		(Inception) to March 31,
	2009	2008	2009

Cash flows from operating activities
Net (loss)	$(191,873)	$(22,928)	$(270,162)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Shares issued for services	70,000	-	82,000
Net cash used by operating activities:
Prepaid expenses	(47,578)	(3,000)	(55,170)
Accounts payable	5,880	(4,000)	5,880
Accrued liabilities	1,941	230	2,984
Accrued interest	11,858	-	13,272
Accrued compensation – related party	(12,000)	3,000	-
Net cash used by operating activities	(161,772)	(26,698)	(221,196)

Cash flows from investing activities
Purchase of oil and gas properties	(9,899)	-	(9,899)
Net cash used in investing activities	(9,899)	-	(9,899)

Cash flows from financing activities
Proceeds from notes payable	35,000	-	185,000
Subscription payable	-	(27,500)	-
Issuance of common stock	-	45,000	50,000
Net cash provided by financing activities	35,000	17,500	235,000

Net increase (decrease) in cash	(136,671)	(9,198)	3,905
Cash, beginning	140,576	29,686	-
Cash, ending	$3,905	$20,488	$3,905

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash transactions:
Common stock issued for services	$70,000	$-	$82,000

The accompanying notes are an integral part of these unaudited financial statements.

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009
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

Note 3 – Notes Payable

At March 31, 2009 we had a note payable to Seymore Investments totaling $150,000.  The note bears interest at a rate of 10% per annum, is unsecured and matures on May 20, 2011. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quoted on the Over-the Counter Bulletin Board at the time of conversion. At March 31, 2009 we have accrued interest related to this note in the amount of $13,155.

On February 27, 2009 we entered into a note payable with Helvetic Capital Ventures AG, a related party shareholder in the amount of $35,000. The note bears interest at a rate of 4% per annum, is unsecured and matures on February 27, 2012. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quoted on the Over-the Counter Bulletin Board at the time of conversion. At March 31, 2009 we have accrued interest related to this note in the amount of $117.

Note 4 – Commitments

In September of 2008, the Company purchased three mineral leases in Allen County Kentucky representing approximately 483 gross acres at $10 per acre. In addition, the Company entered into an operating agreement with Mark Cornell, managing member of JMACK Energy, LLC. This agreement provides that JMACK will provide drilling management and operation of all wells located on our existing leases in Allen County Kentucky. Further, JMACK will consult with us at an executive level regarding field development, acquisition evaluation, identification of additional acquisition opportunities and overall business strategy. The operating agreement provides that we will pay a 5% overriding royalty interest on all oil and gas produced from the aforementioned mineral leases. At March 31, 2009, the Company had advanced $60,000 to JMACK for the payment of the leases in the amount of $4,830 with the remaining $55,170 to be used in the commencement of operations. As of March 31, 2009, no additional funds have been disbursed.

During the three months ended March 31, 2009, we disbursed $5,000 for the extension of our mineral leases in Allen County. In addition, we also incurred recording fees attributable to the leases of $69 whereby increasing our capitalized oil and gas expenditures to $9,899.

 Note 5 – Stockholders’ Equity

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock. On April 17, 2008, the Company’s Board of Directors resolved to effectuate a 50:1 forward split of the Company’s common stock.  The Company has retroactively stated all share amounts.

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

On October 22, 2008, the Company issued Mr. John Robbins 200,000 shares of its common stock as a bonus for professional services in connection with helping us locate and obtain oil and gas leases. his services rendered in connection with the acquisition of our mineral leases. The Company records stock-based compensation awards issued to non-employees for services at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  The fair value of the shares was $70,000 and recorded as consulting expense.

Note 6 – New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  Pursuant to the transition provisions of the Statement, the Company adopted SFAS No. 161 on January 1, 2009. This Statement does not impact the financial results as it is disclosure-only in nature.

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

 Item 2.  Management’s Discussion and Analysis of financial condition and results of operations

Phoenix Energy Resource Corporation is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this quarterly report on Form 10-Q. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “likely will result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans” and “projection”) are not historical facts and may be forward-looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; the retention and availability of key personnel; and general economic and business conditions.

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

Introduction to Our Business

Phoenix Energy Resource Corporation (“Phoenix Energy”, “We”, “Us”, or “Our”), formerly known as Exotacar, Inc., is an energy acquisition, exploration and development company. On February 2, 2008 Helvetic Capital Ventures AG, Switzerland acquired 64% of the total outstanding shares of the company effectuating a change in control. Following the acquisition, the company changed the focus of its business plan from the development of online exotic car sales and entered into the oil and natural gas industry. In conjunction with the change, the company was renamed Phoenix Energy Resource Corporation.

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

•	Fragmented Ownership Structure. There are opportunities to acquire producing properties at attractive prices due to the current inefficient and fragmented ownership structure.

Our Properties

The table below summarizes our acreage by lease as of March 31, 2009.

Lease Name	Undeveloped Acreage
	Gross	Net(1)
Cornell	225	202
Cornell/Robbins	258	232
Total	483	434
(1)	Net acreage is based on our net working interest as of March 31, 2009.

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

Significant Developments in Fiscal 2008 and Fiscal 2009 to Date

The following is a brief description of our most significant corporate developments that occurred in fiscal 2008 and fiscal 2009 to date:

•	In February of 2008, 64% of our Company was acquired by Helvetic Capital Ventures AG. and we changed our name.

•	In March of 2008, we entered into an employment agreement with our new Chief Executive Officer, Mr. Rene Soullier for an initial term of one year with annual compensation of $36,000.

•	In May of 2008, we issued a promissory note to Seymore Investments Limited in the amount of $150,000. The note bears interest at a rate of 10% per annum and matures on May 20, 2011.

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

•	In October of 2008, we acquired mineral leases representing a total of 434 net acres located in Allen County, Kentucky.

•	In February of 2009, we issued a promissory note to Helvetic Capital Ventures AG in the amount of $35,000. The note bears interest at a rate of 4% per annum and matures on February 27, 2012.

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

Sale of Natural Gas and Oil

We do not intend to refine our natural gas or oil production. We expect to sell all or most of our production to a small number of purchasers in a manner consistent with industry practices at prevailing rates by means of long-term and short-term sales contracts, some of which may have fixed price components. As of March 31, 2009, we did not have any production; however, we believe that we will be able to find suitable purchasers when, and if, production is commenced.

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

Personnel

As of March 31, 2009, we had one full-time employee. As drilling production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain capital costs, general and administrative expenses.

Facilities

We currently maintain an office at 1001 Bayhill Drive, 2nd floor-Suite 200, San Bruno, California 94066 at a month to month fee of $190.

RESULTS OF OPERATIONS

Revenues (for the three and nine months ended March 31, 2009 and 2008).

We have just begun our oil and gas exploration activities in Allen County, Kentucky and therefore have not generated any revenues to date.

Expenses (for the three and nine months ended March 31, 2009 and 2008).

Operating expenses for the three and nine months ended March 31, 2009 were $29,643 and $179,093, respectively; as compared to $14,097 and $26,042, respectively, for the same periods in 2008. The increases in expenses during these periods were primarily attributable to increased consulting fees and administrative expenses in connection with our commencement of exploration activities. As we continue our efforts towards successful operations, we anticipate these amounts to increase over the next several quarters.

We expect increases in expenses through fiscal 2009 as we move toward developing our business plan. In addition, we expect cash outlays for professional fees to increase to approximately $50,000 per year for compliance with the reporting requirements under the federal securities laws.

We have entered executed a one year employment agreement with our CEO Mr. Rene Soullier. Pursuant to this agreement, Mr. Soullier receives annual compensation in the amount of $36,000.

Income/Losses (for the three and nine months ended March 31, 2009 and 2008).

We had a net loss of $33,764 and $191,873, respectively, for the three and nine month periods ended March 31, 2009. This compares to a net loss of $14,010 and $22,928, respectively, for the same periods ended March 31, 2008. These increases in net loss are attributable to the increases in operating expenses mentioned above.

Liquidity and Capital Resources (for the nine months ended March 31, 2009 and 2008).

Cash flows used by operations were $161,772 and $26,698 for the nine months ended March 31, 2009 and 2008, respectively. These were mainly attributable to an increase in prepaid expenses associated with our exploration activities. Pursuant to our agreement with JMACK energy, LLC, we have advanced funds to be utilized towards the development of our mineral leases located in Allen County Kentucky.

Cash flows used in investing activities were $9,899 and $0 for the nine months ended March 31, 2009 and 2008, respectively. Our investing activities were restricted to the acquisition of mineral leases located in Allen County Kentucky. We acquired approximately 483 gross acres at $10 per acre.

Cash flows provided by financing activities were $35,000 and $17,500 for the nine months ended March 31, 2009 and 2008, respectively.

Overall, we have funded our cash needs from inception through March 31, 2009 with a series of equity and debt transactions. We may need to continue to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to sufficiently implement our exploration plans. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

At March 31, 2009, we had notes payable totaling $185,000.  Further, we have the option to repay the notes in shares of our common stock at a 15% discount to the five day average trading price as quoted on the Over-the Counter Bulletin Board at the time of conversion. At March 31, 2009 we have accrued interest related to this note in the amount of $13,272.

We had cash on hand of $3,905 and a working capital of $38,439 as of March 31, 2009. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. We will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. An inability to generate revenues during the remainder of fiscal 2009 will significantly affect the implementation of our business plan and make it necessary to raise additional funds through equity or debt financing. Our current level of operations and planned development would require capital of approximately $750,000 to sustain exploration and operations through fiscal 2009 and approximately $500,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Going concern

As shown in the accompanying condensed financial statements, we have suffered recurring losses from operation to date and had an accumulated deficit of $298,162 as of March 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

Management’s plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to generate revenues in an effort to generate positive cash flow. Additionally, we must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The information to be reported under this item is not required of smaller reporting companies.

Item 4T.Controls And Procedures.

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

Item 1.Legal Proceedings

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

Item 1A.Risk Factors

The information to be reported under this item is not required of smaller public companies.

Item 2.      Unregistered Sales Of Equity Securities And Use Of Proceeds

We did not issue or sell any of our equity securities during the quarter ended March 31, 2009.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2009.

Item 3. Defaults Upon Senior Securities

None.

Item 4.     Submission Of Matters To A Vote Of Security Holders

We did not submit any matters to a vote of our security holders during the quarter ended March 31, 2009.

Item 5.Other Information

None.

Item 6.Exhibits

Exhibit No.	Description
31.1*	CEO Certification Pursuant to Section 302
31.2	CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1*	CEO Certification Pursuant to Section 906
32.2	CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX ENERGY RESOURCE CORPORATION (Registrant)

Date: May 20, 2009	By:	/s/ Rene Soullier
Rene Soullier, Chief Executive Officer