Form 10-K
period 2009-06-30
PHOENIX ENERGY RESOURCE CORP
filed 2009-10-13
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

or

[  ]            TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(650) 616-4123
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ] Yes                      [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
[  ] Yes                      [X] No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [  ] No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
[  ] Yes                      [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year: $9,200,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 62,700,000 shares of common stock, $0.001 par value, outstanding on October  1, 2009.

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

All references in this report to “we,” “us,” “our,” “company” and “Phoenix Energy” refer to Phoenix Energy Resource Corporation, unless the context requires otherwise. We report our financial information on the basis of a June 30, fiscal year end. We have provided definitions for the oil and natural gas industry terms used in this report in the “Glossary” of this report.

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

PART I

Items 1 and 2. Business and Properties.

Our Business

Phoenix Energy, formerly known as Exotacar, Inc., is an energy acquisition, exploration and development company. In February of 2008, Exotacar, Inc. changed the focus of its business plan from the development of online exotic car sales and entered into the oil and natural gas industry. In conjunction with the change, the Company was renamed Phoenix Energy Resource Corporation.

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

•	Fragmented Ownership Structure. There are opportunities to acquire producing properties at attractive prices due to the current inefficient and fragmented ownership structure.

Our Properties

The table below summarizes our acreage by lease as of June 30, 2009.

Lease Name	Undeveloped Acreage
	Gross	Net(1)
Cornell	-	-
Cornell/Robbins	73	69
Total	73	69

(1)	Net acreage is based on our net working interest as of June 30, 2009.

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

Significant Developments in Fiscal 2008 and Fiscal 2009

The following is a brief description of our most significant corporate developments that occurred in fiscal 2008 and fiscal 2009:

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

•
In June of 2009, we issued a promissory note to Helvetic Capital Ventures AG in the amount of $50,000, of which we had drawn $15,000. The note bears interest at a rate of 4% per annum and matures on May 31, 2012.

•	In June of 2009, leases representing 365 net acres purchased as part of the Allen County Kentucky acquisition expired.

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

Sale of Natural Gas and Oil

We do not intend to refine our natural gas or oil production. We expect to sell all or most of our production to a small number of purchasers in a manner consistent with industry practices at prevailing rates by means of long-term and short-term sales contracts, some of which may have fixed price components. As of June 30, 2009, we did not have any production; however, we believe that we will be able to find suitable purchasers when, and if, production is commenced.

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

Personnel

As of June 30, 2009, we had one full-time employee. As drilling production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain capital costs, general and administrative expenses.

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

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we have developed derivative arrangement plan that could result in both realized and unrealized hedging losses. As of June 30, 2009 we had not incurred any such losses; furthermore, the company has not entered into any such contracts. The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. For example, the derivative instruments we may utilize may be based on posted market prices, which may differ significantly from the actual crude oil, natural gas and NGL prices we realize in our operations.

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

Item 2. Property.

None.

Item 3. Legal Proceedings.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the year ended June 30, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

PRICE RANGE OF COMMON STOCK

As of April 18, 2008, our common stock commenced trading on the OTC.BB under the symbol “EXOT” (changed to “PNXE” on July 18, 2008).  Our common stock has traded infrequently on the OTC.BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board and Yahoo! Finance for fiscal years 2007, 2008, and 2009. The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

Fiscal 2008 and 2009                                           Low                      High
Quarter ended September 30, 2007                                                  $    -                      $    -
Quarter ended December 31, 2007                                                  $    -                      $    -
Quarter ended March 31, 2008                                                         $0.12                    $0.40
Quarter ended June 30, 2008                                                            $0.40                    $0.40
Quarter ended September 30, 2008                                                  $0.05                    $0.61
Quarter ended December 31, 2008                                                  $0.35                     $1.01
Quarter ended March 31, 2009                                                         $0.70                     $1.01
Quarter ended June 30, 2009                                                            $0.20                     $1.01
Interim period ended October 13, 2009                                          $0.187                   $0.25

The last reported sale price of our common stock on the OTC.BB was $0.25 per share on October 13, 2009

(b) Holders of Common Stock

      As of June 30, 2009, there were 48 holders of record of our common stock.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal years ended June 30 2009 or 2008.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to our financial statements included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under ITEM 1A. Risk Factors are elsewhere in this report.

OVERVIEW AND OUTLOOK

As a result of our recent change of control, our business focus has been redirected to the oil and natural gas industry. Our corporate strategy is to continue building value in Phoenix Energy through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production.

Results of Operations for the Fiscal Years Ended June 30, 2009 and 2008.

We are in the early stage of developing properties in Kentucky and currently have no production or revenues from these properties. Our operations to date have been limited to technical evaluation of the properties and the design of development plans to exploit the oil and gas resources on those properties as well as seeking financing opportunities to acquire additional oil and gas properties.

We will not have any significant production revenue unless and until we are able to establish commercial production in connection with new drilling activities planned for 2010 or in connection with other acquisition activities.  Accordingly, the oil and gas operations reflected in the fiscal year ended June 30, 2009, we believe are not indicative of future oil and gas operations.

Our expenses to date have consisted principally of general and administrative costs associated with evaluating other potential acquisitions and raising capital.  We expect these costs to increase as we proceed with our development plans.  Total operating expenses for the fiscal year ended June 30, 2008 were $61,489 compared to $262,531 for the fiscal year ended June 30, 2009.  We had a net loss of $59,474 or ($0.01) per share for the year ended June 30, 2008 compared to a net loss of $281,230 or less than ($0.01) per share for the year ended June 30, 2009.

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

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through debt financing and the issuance of equity securities. In the future we anticipate we will be able to provide some of the necessary liquidity we need by the revenues generated from our net interests in our oil and natural gas production, and sales of reserves in our existing properties, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings.

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

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2009 as compared to June 30, 2008.

	June 30 2009	June 30 2008	Increase / (Decrease)

Current Assets	$2,496	$148,168	$(145,672)

Current Liabilities	$30,016	$14,456	$15,560

Working Capital	$(27,519)	$133,712	$(161,241)

Discussion of Material Balance Sheet Changes from Fiscal 2008 to Fiscal 2009

Our total assets amounted to $148,168 at June 30, 2008 compared to $2,496 at June 30, 2009. Our total liabilities increased from $164,456 at June 30, 2008 to $230,016 at June 30, 2009 primarily as a result of our loan agreement with Helvetic Capital Ventures

Satisfaction of our cash obligations for the next 12 months.

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

As of June 30. 2009, we had 1 full time employee. As drilling and production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. We anticipate offering a number of independent contractors in the field full time employment to help secure a more stable work base. We do not anticipate a material increase in expenses from this initiative, as most of these individuals are already included in our current operating and capital expenses. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

On May 9, 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 will be effective for the Company on January 1, 2009. The adoption of FSP APB 14-1 is not expected to have a material impact on the Company’s consolidated results of operations or its consolidated financial position.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance is effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities”, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. EITF 07-5 will be effective for the Company on January 1, 2009. The adoption of EITF 07-5 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP 03-6-1). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. This FSP will be effective for the Company on January 1, 2009 and requires that all prior-period earnings-per-share data that are presented be adjusted retrospectively. The Company does not expect FSP 03-6-1 to have a material impact on its earnings per share calculations.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to the Company’s financial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the EITF reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for the Company’s year beginning January 1, 2009 and is to be applied prospectively. The adoption of Issue No. 08-6 is not expected to have a material impact on the Company’s consolidated financial position or consolidated results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities” (FSP 140-4). FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 was effective for the first reporting period ending after December 15, 2008. The adoption of FSP 140-4 did not have any impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP will be effective for the Company’s year beginning January 1, 2009 and is not expected to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 adoption did not have an impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.
In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162 (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

Mantyla McReynolds, LLC, an independent registered public accounting firm, is retained to audit our financial statements. Its accompanying report is based on an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Our financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

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

Item 9A(T). Controls and Procedures.

Our Chief Executive and Principal Accounting Officer, Rene Soullier, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are ineffective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified one material weakness in internal control over financial reporting existing as of June 30, 2009. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of June 30, 2009 and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

Segregation of Duties

    As a result of limited employees within the accounting department we were unable to meet certain segregation of duties criteria and did not have existing resources for creating a compensating control mechanism. As of June 30, 2009, during our evaluation of internal controls our Chief Financial Officer identified the inability to include proper segregation of transaction authorization, transaction processing and custody within our accounting department, resulting in a material weakness in our internal controls over financial reporting. Despite our material weakness regarding our segregation of duties, we believe that our financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

Name	Age	Position	Board Committee(s)
Rene Soullier	34	President, Chief Executive Officer, Principal Financial and Accounting Officer and Chairman, Director	None

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

Limitation of Liability of Directors

Pursuant to the Nevada Revised Statutes, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

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

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal years ended June 30, 2009, 2008 and 2007 for our Chief Executive Officer. We did not have any other executive officers as of the end of fiscal 2009.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compen-sation ($)	Total ($)

Rene Soullier President, CEO, Principal Financial and Accounting Officer	2009 2008 2007	$36,000 $36,000(1) $-0-	-0- -0- -0-	-0- -0- -0-	$-0- $-0- $-0-	$36,000 $36,000 $-0-

(1)
Mr. Soullier began receiving compensation as of March 1, 2008. We agreed to pay Mr. Soullier a monthly salary of $3,000. Mr. Soullier agreed to defer his salary until financing was secured. As of June 30, 2008, we accrued $12,000 of Mr. Soullier’s salary. Subsequent to June 30, 2008, Mr. Soullier’s accrued salary was paid and Mr. Soullier is no longer accruing salary.

Outstanding Equity Awards at 2009 Fiscal Year-End

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

Non-Employee Director Compensation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of Phoenix Energy’s knowledge, about the ownership of Phoenix Energy’s common stock on June 30, 2009 relating to those persons known to beneficially own more than 5% of Phoenix Energy’s capital stock and by Phoenix Energy’s named executive officer, directors and directors and executive officers as a group. The percentage of beneficial ownership for the following table is based on 62,700,000 shares of common stock outstanding.

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

Name and Address of Beneficial Owner, Officer or Director(1)	Number of Shares	Percent of Outstanding Shares of Common Stock(2)
Rene Soullier, President & Chief Executive Officer(3)	-0-	*
Directors and Officers as a Group	-0-	*

Helvetic Capital Ventures AG Sihlamtsstrasse 5 Zurich, Switzerland CH8002	40,000,050	64%
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

Item 14. Principal Accountant Fees and Services.

MantylaMcReynolds, LLC served as our principal independent public accountants for fiscal 2008 and 2009. Aggregate fees billed to us for the fiscal years ended June 30, 2009 and 2008 by MantylaMcReynolds, LLC and Lawrence Scharfman, CPA were as follows:

	For the Fiscal Years Ended June 30,
	2009	2008

(1) Audit Fees(1)	$21,966	$4,000
(2) Audit-Related Fees(2)	-0-	-0-
(3) Tax Fees(3)	-0-	-0-
(4) All Other Fees	-0-	-0-
Total fees paid or accrued to our principal accountant	$21,966	$4,000

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

Date:  October 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rene Soullier Rene Soullier	President, Chief Executive Officer, (Principal Executive Officer), Principal Accounting Officer, Secretary, Chairman	October 13, 2009

Index to Financial Statements

Page
Index to Financial Statements                                                                                                                                             F-19
Report of Independent Registered Public Accounting Firm                                                                                           F-20
Consolidated Balance Sheets at June 30, 2009 and 2008                                                                                                F-21
Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2009 and 2008                                    F-22
Consolidated Statement of Stockholders’ Equity (Deficit) for the Fiscal Years Ended June 30, 2009 and 2008     F-23
Consolidated Statement of Cash Flows for the Fiscal Years Ended June 30, 2009 and 2008                                     F-24
Notes to Consolidated Financial Statements                                                                                                                     F-25

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Phoenix Energy Resource Corporation

We have audited the accompanying balance sheets of Phoenix Energy Resource Corporation (an exploration stage company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the years ended June 30, 2009 and 2008 and for the period from June 3, 2005 (inception) through June 30, 2009. These financial statements are the responsibility of the Company’s management.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Energy Resource Corporation as of June 30, 2009 and 2008 and the results of its operations, stockholders’ equity and cash flows for the years ended June 30, 2009 and 2008 and for the period from June 3, 2005 through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is an exploration stage enterprise and as of the date of our report, had not fully implemented its planned principal operations and as such has not generated recurring revenues within its current business plan.  As discussed in Note 8 to the financial statements, the Company has accumulated losses and negative cash flow from operations and a deficit in working capital.  These issues raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MantylaMcReynolds, LLC

MantylaMcReynolds, LLC
Salt Lake City, Utah

October 13, 2009

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Balance Sheet

	At June 30,
	2009	2008
Assets
Current assets:
Cash	$2,496	$140,576
Prepaid expenses	-	7,592
Total current assets	2,496	148,168

Other assets:
Capitalized oil and gas properties, full cost method	-	-

Total assets	$2,496	$148,168

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,318	$-
Accrued liabilities	5,000	1,043
Accrued interest	20,167	1,413
Accrued interest – related party	531	-
Accrued compensation – related party	3,000	12,000
Total current liabilities	30,016	14,456

Long term liabilities:
Note payable	150,000	150,000
Note payable – related party	50,000	-
Total long-term liabilities	200,000	150,000

Total Liabilities	$230,016	$164,456

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
shares issued and outstanding – 62,700,000 at June 30, 2009
and 62,500,000 at June 30, 2008	62,700	62,500
Additional paid in capital	97,300	27,500
(Deficit) accumulated during development stage	(387,519)	(106,288)
Total stockholders’ equity (deficit)	(227,519)	(16,288)

Total liabilities and stockholders’ equity (deficit)	$2,496	$148,168

The accompanying notes are an integral part of these financial statements

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Statements of Operations

			June 30, 2005
	Years Ended June 30,		(Inception) to
	2009	2008	June 30, 2009

Revenue	$-	$-	$-

Expenses:
Consulting	83,060	-	90,060
Executive compensation	36,000	12,000	48,000
General and administrative	14,847	9,414	24,585
Professional fees	62,909	40,075	114,484
Impairment Expense	65,069	-	65,069
Other expense	646	-	646
Total operating expenses	262,531	61,489	342,844

Net operating (loss)	(262,531)	(61,489)	(342,844)

Other income (expense):
Debt forgiveness	-	3,000	3,000
Interest expense	(19,284)	(1,413)	(20,697)
Interest income	585	428	1,023
Total other income (expense)	(18,699)	2,015	(16,674)

Net (loss)	$(281,230)	$(59,474)	$(359,518)

Weighted average number of common shares outstanding – basic and diluted	62,700,000	58,442,623

Net (loss) per share – basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
					Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stage (deficit)	Equity
June 3, 2005 – Founders shares	-	-	$35,000,000	$35,000	-	-	$(28,000)	$7,000

Net (loss), June 3, 2005 to June 30, 2005							(7,000)	(7,000)

Balance, June 30, 2005	-	-	35,000,000	35,000	-	-	(35,000)	-

Shares issued for professional services	-	-	2,500,000	2,500	2,500	-	-	5,000

Net (loss), June 30, 2006	-	-	-	-	-	-	(5,000)	(5,000)

Balance, June 30, 2006	-	-	37,500,000	37,500	2,500	-	(40,000)	-

Shares issued for cash	-	-	2,500,000	2,500	2,500	-	-	5,000

Subscription payable	-	-	-	-	-	27,500	-	27,500

Net (loss), June 30, 2007	-	-	-	-	-	-	(6,814)	(6,814)

Balance, June 30, 2007	-	-	40,000,000	40,000	5,000	27,500	(46,814)	25,686

Shares issued per subscriptionAgreement	-	-	22,500,000	22,500	22,500	(27,500)	-	17,500

Net (loss), June 30, 2008	-	-	-	-	-	-	(59,474)	(59,474)

Balance, June 30, 2008	-	-	62,500,000	62,500	27,500	-	(106,288)	(16,288)

Shares issued for cash	-	-	200,000	200	69,800	-	-	70,000

Net (loss), June 30, 2009	-	-	-	-	-	-	(281,230)	(281,230)

Balance, June 30, 2009			$62,700,000	$62,700	$97,300	-	$(387,518)	$(227,519)

The accompanying notes are an integral part of these financial statements

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Statements of Cash Flows

			June 30, 2005
	Years Ended June 30,		(inception) to
	2009	2008	June 30, 2009
Cash flows from operating activities
Net (loss)	$(281,230)	$(59,474)	$(359,518)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Shares issued for services	70,000	-	82,000
Prepaid expenses	7,592	(7,592)	-
Accounts payable	1,318	(4,000)	1,318
Accrued liabilities	3,957	1,043	5,000
Accrued interest	19,284	1,413	20,697
Accrued salaries – related party	(9,000)	12,000	3,000
Lease impairment	(65,069)		(65,069)
Net cash used by operating activities	(253,148)	(56,610)	(312,572)

Cash flows from investing activities
Unevaluated oil and gas properties-purchases	65,069	-	65,069
Net cash used by investing activities	65,069	-	65,069

Cash flows from financing activities
Proceeds from notes payable	50,000	150,000	200,000
Subscription payable	-	-	27,500
Restricted cash	-	27,476	27,476
Issuance of common stock	-	17,500	22,500
Net cash provided by financing activities	50,000	194,976	277,476

Net increase in cash	(138,080)	138,366	29,972
Cash, beginning	140,576	2,210	142,786
Cash, ending	$2,496	$140,576	$172,758

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash transactions:
Shares issued for services	$70,000	$-	$82,000
Shares issued for stock subscription payable	$-	$27,500	$-

The accompanying notes are an integral part of these financial statements

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Notes to Financial Statements

NOTE 1:                      ORGANIZATION AND NATURE OF BUSINESS

Phoenix Energy, formerly known as Exotacar, Inc., is an energy acquisition, exploration and development company. In February of 2008, Exotacar, Inc. changed the focus of its business plan from the development of online exotic car sales and entered into the oil and natural gas industry. In conjunction with the change, the company was renamed Phoenix Energy Resource Corporation.

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

Our land acquisition and field operations, along with various other services, are primarily outsourced through the use of consultants and drilling partners.  The Company will continue to retain independent contractors to assist in operating and managing the prospects as well as to carry out the principal and necessary functions incidental to the oil and gas business.  With the acquisition of oil and natural gas properties, the Company intends to continue to use both in-house employees and outside consultants to develop and exploit its leasehold interests.

As an independent oil and gas producer, the Company’s future revenue, profitability and rate of growth are substantially dependent on prevailing prices of natural gas and oil.  Historically, the energy markets have been very volatile and it is likely that oil and gas prices will continue to be subject to wide fluctuations in the future.  A substantial or extended decline in natural gas and oil prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and access to capital, and on the quantities of natural gas and oil reserves that can be economically produced.

NOTE 2:                      SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Cash, Cash Equivalents, and Long-Term Investments

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents.  Cash equivalents consist primarily of interest-bearing bank accounts and money market funds.  Our cash positions represent assets held in checking accounts.  These assets are generally available to us on a daily or weekly basis and are highly liquid in nature.  Due to the balances being less than $250,000, we have FDIC coverage on the entire amount of bank deposits.

Other Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  We have not recognized any impairment losses on non oil and gas long-lived assets.  There was no depreciation expense recognized for the year ended June 30, 2009 since we had no property and equipment that was not oil and gas properties.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. As of June 30, 2009 we had no asset retirement obligation.
Revenue Recognition and Gas Balancing

We recognize oil and gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  We use the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of June 30, 2009 and 2008, we had no gas production and no recognized oil and gas revenues.

Income Taxes

The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes.”  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  SFAS 109 requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered on the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods, or Services.”

Net Income (Loss) Per Common Share

Net Income (Loss) per common share is based on the Net Income (Loss) divided by weighted average number of common shares outstanding.

Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the periods ended June 30, 2009 and 2008 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Notes to Financial Statements

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.

As of June 30, 2009 we controlled approximately 69 net acres of leaseholds in Kentucky. See Note 4 for an explanation of activities on these properties.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Use of Estimates

The preparation of financial statements under generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to proved oil and natural gas reserve volumes, future development costs, estimates relating to certain oil and natural gas revenues and expenses, and deferred income taxes.  Actual results may differ from those estimates.

Impairment

SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets, requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting (which we use) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial and Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.”  SFAS 141(R) changes the accounting for and reporting of business combination transactions in the following way:  Recognition with certain exceptions of 100% of the fair values of assets acquired, liabilities assumed, and non controlling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value; recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date; and recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.  SFAS No. 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited.  The adoption of SFAS No. 141(R) will affect valuation of business acquisitions made in fiscal year 2010 and forward.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB 51.”  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We do not anticipate a material impact upon adoption.

In March 2008, the FSAB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement does not impact the financial results as it is disclosure-only in nature.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations. The Company has evaluated subsequent events through October 13, 2009, the date of issuance of the Company’s financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS No. 166). SFAS No. 166 amends the derecognition guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140). SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of SFAS No. 166 on its financial position and results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46 (R)”) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. FAS 167 amends certain guidance in FIN 46(R) for determining whether an entity is a variable interest entity. This statement also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. FAS 167 will be effective as of the beginning of the Company’s 2011 fiscal year. The Company is currently evaluating the impact of the adoption of FAS 167.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FAS 168”). Under FAS 168, the FASB Accounting Standards Codification™ (the “Codification”) will become the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards, with the exception of certain non-SEC accounting literature which will become non-authoritative. FAS 168 is effective for the Company’s 2010 first fiscal quarter. The adoption of FAS 168 will not have a material impact on the Company’s Financial Statements. All references to U.S. GAAP provided in the notes to the Financial Statements will be updated to conform to the Codification.

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Notes to Financial Statements

NOTE 3:                      OIL AND GAS PROPERTIES

Acquisitions

In September of 2008, we acquired mineral leases representing a total of 483 gross acres located in Allen County Kentucky. As of June 30, 2009 leases representing a total of 411 acres had expired because of exploration and production inactivity, the remaining 72 acres expired September 30, 2009 because of exploration and production inactivity.
The Company established a valuation allowance for this asset due to the fact that it is unlikely that the company will develop these leases prior to expiration of the lease contact on September 30, 2009.

	June 30,
	2009	2008
Oil and Gas Properties, Full Cost Method
Unevaluated Costs, Not Subject to Amortization	$9,763	$-
Less: Valuation Allowance	$(9,763)	$-
	$-	$-

NOTE 4:                      RELATED PARTY TRANSACTIONS

On February 1, 2008, we entered into an employment agreement with Mr. Soullier, our sole executive officer and director. The initial term of the agreement is one year commencing on March 1, 2008 with annual compensation of $36,000. In addition, we have agreed to provide Mr. Soullier a company vehicle upon securing our initial financing.  The agreement will renew annually and may be terminated by either party with 6 month written notice. Further, Mr. Soullier has agreed to defer his compensation until such point we have obtained sufficient working capital through our financing efforts. As of June 30, 2009 and 2008, we have accrued $0 and $3,000 in executive compensation, respectively.

NOTE 5:                      INCOME TAXES

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with SFAS No. 109, “Accounting for Income Taxes”.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109” (FIN 48).  Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Upon the adoption of FIN 48, we had no liabilities for unrecognized tax benefits and, as such, the adoption had no impact on our financial statements, and we have recorded no additional interest or penalties.  The adoption of FIN 48 did not impact our effective tax rates.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended June 30, 2009 and 2008, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at June 30, 2009 and 2008 relating to unrecognized benefits.

The provision for income taxes consists of the following:

	2009	2008
Current tax
Deferred tax benefit	$(95,618)	$(20,221)
Benefits of operating loss carryforwards	95,618	20,221
Provision for Income Tax	$-	$-

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of June 30, 2009. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset. Furthermore, the Company has determined that prior net operating loss carry forwards were nullified with the Company’s change in business plan.  The Company’s beginning deferred tax asset and valuation allowance were reduce to zero.

Description	NOL Balance	Tax	Rate
Net Operating Loss	278,230	$94,598	34%
Accrued compensation – related party	3,000	1,020	34%
Valuation Allowance		(95,618)
Deferred Tax Asset – 6/30/2009		$-

The Company has the following operating loss carry forwards available at June 30, 2009:

Operating Losses Expires	Amount
2022	47,474
2023	230,756

Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	2009	2008
Expected Tax Provision	$(95,618)	$(20,221)
Effect of:
Graduated rates
Increase in Valuation allowance	95,618	20,221
Actual Tax Provision	$-	$-

NOTE 6:                      STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock. On April 17, 2008, our Board of Directors resolved to effectuate a 50:1 forward split of the Company’s common stock.  The Company has retroactively stated all share amounts.
•	On September 4, 2007, the Company issued 22,500,000 shares [450,000 pre-split] of its $0.001 par value common stock to 47 investors for cash totaling $45,000.
•	On October 22, 2008, the Company issued 200,000 shares of its common stock as a bonus for services rendered in connection with the acquisition of our mineral leases.

NOTE 7:                      NOTES PAYABLE

At June 30, 2009 we had a note payable to Seymore Investments totaling $150,000.  The note bears interest at a rate of 10% per annum, is unsecured and matures on May 20, 2011. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quote on the Over-the Counter Bulletin Board at the time of conversion. At June 30, 2009 we have accrued interest related to this note in the amount of $20,167.

At June 30, 2009 we had a note payable to Helvetic Capital Ventures totaling $35,000.  The note bears interest at an initial rate of 4% per annum, is unsecured and matures on February 26, 2012. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quoted on the Over-the Counter Bulletin Board at the time of conversion. At June 30, 2009 we have accrued interest related to this note in the amount of $482.

At June 30, 2009 we had established a second note payable with Helvetic Capital Ventures totaling $50,000, of which we had used $15,000. The note bears interest at an initial rate of 4% per annum, is unsecured and matures on May 31, 2012. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quote on the Over-the Counter Bulletin Board at the time of conversion. At June 30, 2009 we have accrued interest related to this note in the amount of $48.

NOTE 8:                      GOING CONCERN

The accompanying financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the Company to continue as a going concern we must seek additional sources of capital, and must attain future profitable operations. We are currently initiating our business plan and also in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.  There are pertinent conditions and events giving rise to the assessment of substantial doubt about the entity’s ability to continue as a going concern for a period not to exceed one year from the balance sheet date.

NOTE 9:                    SUBSEQUENT EVENTS

As of June 30, 2009 the Company owned lease(s) representing 72 acres. Under the terms of the lease the Company was required to explore and develop the leased assets within one year of the original lease date. Subsequent to year end, the remaining lease assets had expired as a result of inactivity; therefore, as of September 30, 2009 the Company no longer has ownership of any mineral lease assets.