Form 10-Q
period 2009-09-30
PHOENIX ENERGY RESOURCE CORP
filed 2009-11-16
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Number of shares of common stock outstanding as of November 16, 2009:      62,700,000

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

PHOENIX ENERGY RESOURCE CORPORATION FORM 10-Q TABLE OF CONTENTS
Page No.
PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements 3
Item 2. Management’s Discussion and Analysis of financial conditions and results of operations	8

Item 3. Quantitative and Qualitative Disclosures on Market Risk	8

Item 4T. Controls and Procedures	8

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits	11

PART 1 – FINANCIAL INFORMATION

Item 1.                      Condensed Financial Statements

INDEX TO PHOENIX ENERGY RESOURCE CORPORATION CONDENSED FINANCIAL STATEMENTS

PHOENIX ENERGY RESOURCE CORPORATION                                                                                                           PAGE

Condensed Balance Sheets                                                                                                                                       3

Condensed Statements of Operations                                                                                                                      4

Condensed Statements of Cash Flows                                                                                                                     5

Notes to Condensed Financial Statements                                                                                                              6

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2009 (Unaudited)	2009
Assets
Current assets:
Cash	$6,600	$2,496
Prepaid expenses	-	-
Total current assets	6,600	2,496

Total assets	$6,600	$2,496

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,318	$1,318
Accrued liabilities	10,659	5,000
Accrued interest	23,917	20,167
Accrued interest – related party	1,082	530
Accrued compensation – related party	12,000	3,000
Total current liabilities	48,976	30,015

Long term liabilities:
Note payable	150,000	150,000
Note payable – related party	60,000	50,000
Total long-term liabilities	210,000	200,000

Total Liabilities	$258,976	$230,015

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
shares issued and outstanding – 62,700,000 at September 30, 2009 and June 30, 2009
	62,700	62,700
Additional paid in capital	97,300	97,300
(Deficit) accumulated during development stage	(412,376)	(387,519)
Total stockholders’ equity (deficit)	(252,376)	(227,519)

Total liabilities and stockholders’ equity (deficit)	$6,600	$2,496

The accompanying notes are an integral part of these unaudited financial statements.

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 and 2008,
AND FOR THE PERIOD FROM INCEPTION (JUNE 3, 2005) THROUGH SEPTEMBER 30, 2009
(UNAUDITED)

	For the Three Months Ended		June 30, 2005
	September 30,		(Inception) to
	2009	2008	Sept. 30, 2009

Revenue	$-	$-	$-

Expenses:
Consulting	-	13,060	90,060
Executive compensation	9,000	9,000	57,000
General and administrative	720	9,572	25,305
Professional fees	10,839	8,177	125,323
Impairment Expense	-	-	65,069
Other expense	-	-	646
Total operating expenses	20,559	39,809	363,403

Net operating (loss)	(20,559)	(39,809)	(363,403)

Other income (expense):
Debt forgiveness	-	-	3,000
Interest expense	(4,302)	(3,817)	(25,000)
Interest income	4	465	1,027
Total other income (expense)	(4,298)	(3,352)	(20,973)

Net (loss)	$(24,857)	$(43,161)	$(384,376)

Weighted average number of common shares outstanding – basic and diluted	62,700,000	62,500,000

Net (loss) per share – basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 and 2008,
AND FOR THE PERIOD FROM INCEPTION (JUNE 3, 2005) THROUGH SEPTEMBER 30, 2009 (UNAUDITED)

			June 30, 2005
	For the Three Months Ended		(inception) to
	2009	2008	Sept 30, 2009
Cash flows from operating activities
Net (loss)	$(24,857)	$(43,161)	$(384,376)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Shares issued for services	-	-	82,000
Prepaid expenses	-	-	-
Accounts payable	-	134	1,318
Accrued liabilities	5,659	2,366	10,659
Accrued interest	4,302	3,816	24,999
Accrued salaries – related party	9,000	(9,000)	12,000
Lease impairment	-	-	65,069
Net cash used by operating activities	(5,896)	(45,845)	(318,469)

Cash flows from investing activities
Unevaluated oil and gas properties-purchases	-	(57,033)	(65,069)
Net cash used by investing activities	-	(57,033)	(65,069)

Cash flows from financing activities
Proceeds from notes payable	10,000	-	210,000
Subscription payable	-	-	27,500
Issuance of common stock	-	-	22,500
Net cash provided by financing activities	10,000	-	260,000

Net increase/(decrease) in cash	4,104	(102,878)	6,600
Cash, beginning	2,496	140,576	-
Cash, ending	$6,600	$37,698	$6,600

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash transactions:
Impairment on Oil & Gas Properties	$-	$-	$65,069
Shares issued for services	$-	$-	$82,000

The accompanying notes are an integral part of these unaudited financial statements.

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended June 30, 2009 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 – Notes Payable

At September 30, 2009 we had a note payable to Seymore Investments totaling $150,000.  The note bears interest at a rate of 10% per annum, is unsecured and matures on May 20, 2011. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quoted on the Over-the Counter Bulletin Board at the time of conversion. At September 30, 2009 we have accrued interest related to this note in the amount of $23,917.

On February 27, 2009 we entered into a note payable with Helvetic Capital Ventures AG, a related party shareholder in the amount of $35,000. The note bears interest at a rate of 4% per annum, is unsecured and matures on February 27, 2012. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quoted on the Over-the Counter Bulletin Board at the time of conversion. At September 30, 2009 we have accrued interest related to this note in the amount of $832.

On June 1, 2009 we had established a second note payable with Helvetic Capital Ventures totaling $50,000, of which we had drawn $25,000 as of September 30, 2009. The note bears interest at an initial rate of 4% per annum, is unsecured and matures on May 31, 2012. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quote on the Over-the Counter Bulletin Board at the time of conversion. At September 30, 2009 we have accrued interest related to this note in the amount of $252.

Note 4 – New Accounting Pronouncements

In March 2008, the FASB issued FASB ASC 815-10-15 (Prior authoritative literature, FASB Statement 161, Disclosures About Derivative Instruments and Hedging Activities).  FASB ASC 815-10-15 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  FASB ASC 815-10-15 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this statement on July 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). Under FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles), the FASB Accounting Standards Codification ™ (the “Codification”) will become the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards, with the exception of certain non-SEC accounting literature which will become nonauthoritative. FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles) is effective for the Company’s 2009 first fiscal quarter. The adoption of FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles) will not have a material impact on the Company’s Financial Statements. All references to U.S. GAAP provided in the notes to the Financial Statements have been updated to conform to the Codification.

In May 2009, the FASB issued FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events). FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events) provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165,Subsequent Events) is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations. The Company has evaluated subsequent events through November 16, 2009, the date of issuance of the Company’s financial position and results of operations.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

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

Our Properties

The Company had no leases or undeveloped acreage as of September 30, 2009.

Our Business Strategy

Our goal is to increase stockholder value by finding and developing oil and natural gas reserves at costs that provide an attractive rate of return on our investments. The principal elements of our business strategy are:

•
Source and develop new properties. We intend to identify drilling locations on future properties by utilizing digital spectral satellite maps among other accepted technologies.  We have located a company in West Virginia providing such services.

•
Maximize Operational Control.  We seek to operate properties and maintain a substantial working interest. We believe the ability to control drilling inventory will provide us with the opportunity to more efficiently allocate capital, manage resources, control operating and development costs, and utilize our experience and knowledge of oilfield technologies.

•
Pursue Selective Acquisitions and Joint Ventures.  Due to our local presence in Southern Kentucky, we believe we are well-positioned to pursue selected acquisitions from the fragmented and capital-constrained owners of mineral rights throughout Southern Kentucky.

•
Reduce Unit Costs Through Economies of Scale and Efficient Operations.  As we increase oil production and develop future properties, we expect that our unit cost structure will benefit from economies of scale. In particular, we anticipate reducing unit costs by greater utilization of our existing infrastructure over a larger number of wells.

Significant Developments in Fiscal 2009 and Fiscal 2010 to Date

The following is a brief description of our most significant corporate developments that occurred in fiscal 2009 and fiscal 2010 to date:

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

•
In June of 2009, we issued a promissory note to Helvetic Capital Ventures AG in the amount of $50,000, of which we had drawn $25,000 as of September 30, 2009. The note bears interest at a rate of 4% per annum and matures on May 31, 2012.

•	In June of 2009, leases representing 365 net acres purchased as part of the Allen County Kentucky acquisition expired.

•	In September of 2009, leases representing 69 net acres purchased as part of the Allen County Kentucky acquisition expired.

Title to Properties

Future properties are subject to customary royalty interests, liens under indebtedness, liens incident to operating agreements and liens for current taxes and other burdens, including mineral encumbrances and restrictions. Further, our debt is secured by first and second liens on substantially all of our assets. We do not believe that any of these burdens materially interferes with the use of our properties in the operation of our business.

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

Sale of Natural Gas and Oil

We do not intend to refine our natural gas or oil production. We expect to sell all or most of our production to a small number of purchasers in a manner consistent with industry practices at prevailing rates by means of long-term and short-term sales contracts, some of which may have fixed price components. As of September 30, 2009, we did not have any production; however, we believe that we will be able to find suitable purchasers when, and if, production is commenced.

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

Personnel

As of September 30, 2009, we had one full-time employee. As drilling production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain capital costs, general and administrative expenses.

Facilities

We currently maintain an office at 1001 Bayhill Drive, 2nd floor-Suite 200, San Bruno, California 94066 at a month to month fee of $190.

RESULTS OF OPERATIONS

Revenues (for the three months ended September 30, 2009 and 2008).

We have just begun our oil and gas exploration activities in Allen County, Kentucky and therefore have not generated any revenues to date.

Expenses (for the three months ended September 30, 2009 and 2008).

Operating expenses for the three months ended September 30, 2009 were $20,559, compared to $39,809 for the same period in 2008. The decrease in expenses during this period was primarily attributable to decreased consulting costs, professional fees, and administrative expenses. As we continue our efforts towards successful operations, we anticipate these amounts to increase over the next several quarters.

Income/Losses (for the three months ended September 30, 2009 and 2008).

We had a net loss of $24,857 for the three months ended September 30, 2009. This compares to a net loss of $43,161 for the same period ended September 30, 2008. The decrease in net losses is attributable to the decreases in operating expenses mentioned above.

Liquidity and Capital Resources (for the three months ended September 30, 2009 and 2008).

Cash flows used in operations were $5,896 and $45,845 for the three months ended September 30, 2009 and 2008, respectively. The decreased cash flow used in operations was attributable to decreased prepaid expenses associated with our exploration activities. Pursuant to our agreement with JMACK energy, LLC, these funds were advanced and were to be utilized towards the development of our mineral leases located in Allen County Kentucky. As of September 30, 2009 all leases had expired and as a result the advanced funds were lost.

Cash flows used in investing activities were $0 and $57,033 for the three months ended September 30, 2009 and 2008, respectively. Our investing activities in 2008 were concentrated on the acquisition of mineral leases located in Allen County Kentucky. We acquired approximately 483 gross acres at $118 per acre in 2008. As of September 30, 2009 no acquisitions have been made.

Cash flows provided from financing activities were $10,000 and $0 for the three months ended September 30, 2009 and 2008, respectively.

Overall, we have funded our cash needs from inception through September 30, 2009 with a series of equity and debt transactions. We may need to continue to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to sufficiently implement our exploration plans. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

At September 30, 2009, we had notes payable totaling $210,000.  Further, we have the option to repay the notes in shares of our common stock at a 15% discount to the five day average trading price as quoted on the Over-the Counter Bulletin Board at the time of conversion. At September 30, 2009 we have accrued interest related to this note in the amount of $24,999.

We had cash on hand of $6,600 and working capital of ($42,376) as of September 30, 2009. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. We will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. An inability to generate revenues during the remainder of fiscal 2009 will significantly affect the implementation of our business plan and make it necessary to raise additional funds through equity or debt financing. Our current level of operations and planned development would require capital of approximately $750,000 to sustain exploration and operations through fiscal 2009 and approximately $500,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Going concern

As shown in the accompanying condensed financial statements, we have suffered recurring losses from operation to date and had an accumulated deficit of $412,376 as of September 30, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

Item 2.      Unregistered Sales Of Equity Securities And Use Of Proceeds

We did not issue or sell any of our equity securities during the quarter ended September 30, 2009.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2009.

Item 3. Defaults Upon Senior Securities

None.

Item 4.      Submission Of Matters To A Vote Of Security Holders

We did not submit any matters to a vote of our security holders during the quarter ended September 30, 2009.

Item 5. Other Information

None.

Item 6. Exhibits

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

PHOENIX ENERGY RESOURCE CORPORATION (Registrant)

Date: November 16, 2009	By: /s/	Rene Soullier
Rene Soullier, Chief Executive Officer