Form 10-K/A
PHOENIX ENERGY RESOURCE CORP
filed 2009-12-18
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
[  ] Yes                      [X]  No

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
[  ] Yes                      [X]  No

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

NONE.

PHOENIX ENERGY RESOURCE CORPORATION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this report, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. The factors impacting these risks and uncertainties include, but are not limited to:

·	estimated quantities and quality of oil and natural gas reserves;
·	fluctuations in the price of oil and natural gas;

·	inability to efficiently manage our operations;
·	the inability of management to effectively implement our strategies and business plans;

·	potential default under our secured obligations or material debt agreements;
·	approval of certain parts of our operations by state regulators;

·	inability to hire or retain sufficient qualified operating field personnel;
·	inability to attract and obtain additional development capital;

·	increases in interest rates or our cost of borrowing;
·	deterioration in general or regional (especially Southern Kentucky) economic conditions;

·	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
·
the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;

·	inability to acquire mineral leases at a favorable economic value that will allow us to expand our development efforts;
·	inability to achieve future sales levels or other operating results;

·	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; and
·	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate.

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

·
Traditional Roll-Up Strategy.  We are seeking to employ a traditional roll-up strategy utilizing a combination of capital resources, operational and management expertise, technology, and strategic partnerships which have experience operating in the region.

·
Numerous Acquisition Opportunities.  There are many small producers and owners of mineral rights in the region, which afford us opportunities to pursue negotiated lease transactions verses having to competitively bid on fundamentally sound assets.

·	Fragmented Ownership Structure. There are opportunities to acquire producing properties at attractive prices due to the current inefficient and fragmented ownership structure.

Our Properties

The table below summarizes our acreage by lease as of June 30, 2009.

Lease Name	Undeveloped Acreage
	Gross	Net(1)
Cornell	-	-
Cornell/Robbins	73	69
Total	73	69

(1)	Net acreage is based on our net working interest as of June 30, 2009.

The original amount of acreage under the lease agreement is equal to the following:

Lease Name	Undeveloped Acreage

Cornell	225
Cornell/Robbins	258
Total	483

The amount of acreage that has lapsed due to exploration and productivity inactivity is equal to the following:

Lease Name	Lapsed Acreage*
Gross
Cornell	225
Cornell/Robbins	185
Total	410

*As a result of the financial crisis we were unable to secure the requisite financing needed to properly develop the property under these leases.  The “lapsed acreage” column reflects the acreage amounts that we were unable to develop as a result of the Company’s current inability to finance this development.
Our Business Strategy

Our goal is to increase stockholder value by finding and developing oil and natural gas reserves at costs that provide an attractive rate of return on our investments. The principal elements of our business strategy are:

·
Develop Our Existing Properties. We intend to identify further drilling locations on properties we acquire by utilizing digital spectral satellite maps among other accepted technologies. The structure and the continuous oil accumulation in Southern Kentucky, and the expected long-life production and reserves of the area, are anticipated to enhance opportunities for profitability.

·
Maximize Operational Control. We seek to operate properties we acquire and maintain a substantial working interest. We believe the ability to control our potential drilling inventory will provide us with the opportunity to more efficiently allocate capital, manage resources, control operating and development costs, and utilize our experience and knowledge of oilfield technologies.

·
Pursue Selective Acquisitions and Joint Ventures. Due to our local presence in Southern Kentucky, we believe we are well-positioned to pursue selected acquisitions from the fragmented and capital-constrained owners of mineral rights throughout Southern Kentucky.

Our Competitive Strengths

We have a number of strengths that we believe will help us successfully execute our strategy:

·
Acquisition and Development Strategy. We have what we believe to be a relatively low-risk acquisition and development strategy compared to some of our competitors. We will preferably acquire properties that have proven current production, with a projected pay-back within a relatively short period of time, and with potential growth and upside in terms of development, enhancement and efficiency. We also plan to minimize the risk of natural gas and oil price volatility by developing a sales portfolio of pricing for our production as we strive to expand and as market conditions permit.

·
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

·	Incentivized Management. The compensation arrangements for our executive officers are weighted toward future performance.

Financing Needed

There are many factors that influence the value or perceived value of a lease. These factors include oil or petroleum prices, scarcity of leases, and owner’s personal perception of value.  In recent months we have seen a significant decline in the price of crude.  Any decline in the price of crude makes development of oil producing property less profitable.  Although this may not directly affect our development costs it does make financing the overall project more difficult because locating sources of capital becomes challenging as profit margins decrease due to lower crude oil prices.  We estimate that we need at least $300,000 to begin developing new lease properties.  To date we have no source for this capital.

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

Significant Developments in Fiscal 2008 and Fiscal 2009

The following is a brief description of our most significant corporate developments that occurred in fiscal 2008 and fiscal 2009:

·	In February of 2008, 64% of our Company was acquired by Helvetic Capital Ventures AG. and we changed our name

·	In March of 2008, we entered into an employment agreement with our new Chief Executive Officer, Mr. Rene Soullier for an initial term of one year with annual compensation of $36,000.

·
In June of 2008, we amended our articles of incorporation whereby we changed our name from Exotacar, Inc to Phoenix Energy Resource Corporation; authorized a new class of 5,000,000 shares of preferred, $0.001 par value stock and effectuated a 50:1 forward split of our common stock.

·	In May 2008, we issued a promissory note to Seymore Investments Limited in the amount of $150,000. The note bears interest at a rate of 10% per annum and matures on May 20, 2011.

·	In September of 2008, we acquired mineral leases representing a total of 434 net acres located in Allen County Kentucky.

·
In September of 2008, we entered into an Operating Agreement with JMACK Energy, LLC (“JMACK”), pursuant to which we granted to JMACK a 5% overriding royalty interest of all oil and/or gas produced from all mineral leases currently held by Phoenix Energy.

·	In February of 2009, we issued a promissory note to Helvetic Capital Ventures AG in the amount of $35,000. The note bears interest at a rate of 4% per annum and matures on February 27, 2012.

·
In June of 2009, we issued a promissory note to Helvetic Capital Ventures AG in the amount of $50,000, of which we had drawn $15,000. The note bears interest at a rate of 4% per annum and matures on May 31, 2012.

·	In June of 2009, leases representing 365 net acres purchased as part of the Allen County Kentucky acquisition expired.

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

These laws and regulations may:

·	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;

·	limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and

·	impose substantial liabilities for pollution resulting from its operations, or due to previous operations conducted on any leased lands.

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

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing and maintaining a business in the oil and natural gas industries. There is nothing conclusive at this time on which to base an assumption that our business operations will prove to be successful or that we will be able to operate profitably. Our future operating results will depend on many factors, including:

·	the future prices of natural gas and oil;
·	our ability to raise adequate working capital;

·	success of our development and exploration efforts;
·	demand for natural gas and oil;

·	the level of our competition;
·	our ability to attract and maintain key management, employees and operators;

·	transportation and processing fees on our facilities;
·	fuel conservation measures;

·	alternate fuel requirements;
·	government regulation and taxation;

·	technical advances in fuel economy and energy generation devices; and
·
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

Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in or perceptions regarding supply and demand. Historically, the markets for natural gas and oil have been volatile, and they are likely to continue to be volatile in the future. Among the factors that can cause this volatility are:

·	worldwide or regional demand for energy, which is affected by economic conditions;
·	the domestic and foreign supply of natural gas and oil;

·	weather conditions;
·	natural disasters;

·	acts of terrorism;
·	domestic and foreign governmental regulations and taxation;

·	political and economic conditions in oil and natural gas producing countries, including those in the Middle East and South America;
·	impact of the U.S. dollar exchange rates on oil and natural gas prices;

·	the availability of refining capacity;
·	actions of the Organization of Petroleum Exporting Countries, or OPEC, and other state controlled oil companies relating to oil price and production controls; and

·	the price and availability of other fuels.

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

The present value of future net cash flows of proved reserves is not necessarily the same as the current market value of estimated reserves. Estimated discounted future net cash flows from proved reserves is based on prices and costs. However, actual future net cash flows from our natural gas and oil properties also will be affected by factors such as:

·	Geological conditions;
·	Assumptions governing future oil and natural gas prices;

·	Amount and timing of actual production;
·	Availability of funds;

·	Future operating and development costs;
·	Actual prices we receive for natural gas and oil;

·	Supply and demand for our natural gas and oil;
·	Changes in government regulations and taxation; and

·	Capital costs of drilling new wells.

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

The natural gas and oil business involves a variety of operating risks, including:

·	unexpected operational events and/or conditions;
·	unusual or unexpected geological formations;

·	reductions in natural gas and oil prices;
·	limitations in the market for oil and natural gas;

·	adverse weather conditions;
·	facility or equipment malfunctions;

·	title problems;
·	natural gas and oil quality issues;

·	pipe, casing, cement or pipeline failures;
·	natural disasters;

·	fires, explosions, blowouts, surface cratering, pollution and other risks or accidents;
·	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;

·	compliance with environmental and other governmental requirements; and
·	uncontrollable flows of oil, natural gas or well fluids.

If we experience any of these problems, it could affect well bores, gathering systems and processing facilities, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

·	injury or loss of life;
·	severe damage to and destruction of property, natural resources and equipment;

·	pollution and other environmental damage;
·	clean-up responsibilities;

·	regulatory investigation and penalties;
·	suspension of our operations; and

·	repairs to resume operations.

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

We anticipate that a significant portion of our future reserves and our business plan will be associated with secondary recovery projects that are either in the initial stage of implementation or are scheduled for implementation. We anticipate that secondary recovery will affect our reserves and our business plan, and the exact project initiation dates and, by the very nature of waterflood operations, the exact completion dates of such projects are uncertain. In addition, the reserves and our business plan associated with these secondary recovery projects, as with any reserves, are estimates only, as the success of any development project, including these waterflood projects, cannot be ascertained in advance. If we are not successful in developing a significant portion of our reserves associated with secondary recovery methods, then the project may be uneconomic or generate less cash flow and reserves than we had estimated prior to investing the capital. Risks associated with secondary recovery techniques include, but are not limited to, the following:

·	higher than projected operating costs;
·	lower-than-expected production;

·	longer response times;
·	higher costs associated with obtaining capital;

·	unusual or unexpected geological formations;
·	fluctuations in natural gas and oil prices;

·	regulatory changes;
·	shortages of equipment; and

·	lack of technical expertise.

If any of these risks occur, it could adversely affect our financial condition or results of operations.

Any acquisitions we complete are subject to considerable risk.

Even when we make acquisitions that we believe are good for our business, any acquisition involves potential risks, including, among other things:

·	the validity of our assumptions about reserves, future production, revenues and costs, including synergies;
·	an inability to integrate successfully the businesses we acquire;

·	a decrease in our liquidity by using our available cash or borrowing capacity to finance acquisitions;
·	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

·	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;
·	the diversion of management’s attention from other business concerns;

·	an inability to hire, train or retain qualified personnel to manage the acquired properties or assets;
·	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;

·	unforeseen difficulties encountered in operating in new geographic or geological areas; and
·	customer or key employee losses at the acquired businesses.

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

Development, production and sale of natural gas and oil in the United States are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include, but are not limited to:

·	location and density of wells;
·	the handling of drilling fluids and obtaining discharge permits for drilling operations;

·	accounting for and payment of royalties on production from state, federal and Indian lands;
·	bonds for ownership, development and production of natural gas and oil properties;

·	transportation of natural gas and oil by pipelines;
·	operation of wells and reports concerning operations; and

·	taxation.

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

Regardless of whether an active trading market for our common stock develops, the market price of our common stock may be volatile and you may not be able to resell your shares at or above the price you paid for such shares. The following factors could affect our stock price:

·	our operating and financial performance and prospects;
·	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;

·	changes in revenue or earnings estimates or publication of research reports by analysts about us or the exploration and production industry;
·	potentially limited liquidity;

·	actual or anticipated variations in our reserve estimates and quarterly operating results;
·	changes in natural gas and oil prices;

·	sales of our common stock by significant stockholders and future issuances of our common stock;
·	increases in our cost of capital;

·	changes in applicable laws or regulations, court rulings and enforcement and legal actions;
·	commencement of or involvement in litigation;

·	changes in market valuations of similar companies;
·	additions or departures of key management personnel;

·	general market conditions, including fluctuations in and the occurrence of events or trends affecting the price of natural gas and oil; and
·	domestic and international economic, legal and regulatory factors unrelated to our performance.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

·	Deliver to the customer, and obtain a written receipt for, a disclosure document;
·	Disclose certain price information about the stock;

·	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
·	Send monthly statements to customers with market and price information about the penny stock; and

·	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

Fiscal 2008 and 2009                                                                                                                                                      Low                      High
Quarter ended September 30, 2007                                                                                                                                 $    -                      $    -
Quarter ended December 31, 2007                                                                                                                                  $    -                      $    -
Quarter ended March 31, 2008                                                                                                                                         $0.12                   $0.40
Quarter ended June 30, 2008                                                                                                                                            $0.40                   $0.40
Quarter ended September 30, 2008                                                                                                                                  $0.05                   $0.61
Quarter ended December 31, 2008                                                                                                                                   $0.35                   $1.01
Quarter ended March 31, 2009                                                                                                                                          $0.70                   $1.01
Quarter ended June 30, 2009                                                                                                                                             $0.20                   $1.01
Quarter ended September 30, 2009                                                                                                                                   $0.12               $0.25
Interim period ended December 18, 2009                                                                                                                        $0.05                 $0.25

The last reported sale price of our common stock on the OTC.BB was $0.05 per share on December 18, 2009

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

In November 2008, the Registrant issued 200,000 common shares to the John. W. Robbins Revocable Trust of 2008, John W. Robbins, Trustee for professional services in connection with helping the Registrant find and obtain oil and gas leases. The Shares are valued at $.35 per share (based on November 2008 stock price) yielding an aggregate expense of $70,000. The Registrant relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. The Registrant made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one Offeree, (3) the Offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the Offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the Offeree and the Registrant’s management.

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

We expect to achieve these results by:

·	Investing additional capital in development drilling and in secondary and tertiary recovery of oil as well as natural gas;
·	Using the latest technologies available to the oil and natural gas industry in our operations;

·	Finding additional oil and natural gas reserves on the properties we acquire.

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

At June 30, 2009 we had not generated significant revenues from operations. In addition, the bulk of our prospective revenue generating assets have expired as of June 30, 2009. To the extent that we are unable to find additional sources of financing we do not expect to generate revenues from operations. As a result, the current notes payable balance with accrued interest will be repaid through the issuance of additional common stock. The repayment of our notes payable through the issuance of common stock would significantly increase the total shares issued and outstanding.

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

• The notes are repayable at a floating rate below the then-prevailing market price and, as a result, the lower the stock price at the time of repayment, the more common shares the note holder gets.
• The repayment of the notes in common stock may result in substantial dilution to the interests of other holders of common stock and may further depress the stock price.
• Disclose the amount of shares you would have to issue upon repayment of each note using the closing price of your common stock on June 30, 2009. Disclose the percentage of outstanding shares these shares would represent. Provide the same disclosure with respect to accrued interest payments on the notes if you have the same repayment option for the interest payments.

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

Item 9A(T). Controls and Procedures.

Our Chief Executive and Principal Accounting Officer, Rene Soullier, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Name and Address of Beneficial Owner, Officer or Director(1)	Number of Shares	Percent of Outstanding Shares of Common Stock(2)
Rene Soullier, President & Chief Executive Officer	-0-	*
Directors and Officers as a Group	-0-	*

Helvetic Capital Ventures AG (3) Sihlamtsstrasse 5 Zurich, Switzerland CH8002	40,000,050	64%
*Represents beneficial ownership of less than 1%
(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	Shares are held in the name of Helvetic Capital Ventures AG. But beneficially owned by Dr, Urs Felder who is the President and sole stockholder of Helvetic Capital Ventures AG.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We were not a party to any transactions or series of similar transactions that have occurred during this fiscal year in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibit Index

Exhibit No.
Description

3.1           Amended and Restated Articles of Incorporation, as currently in effect.
10.1         Change of Control Agreement
10.2         Loan Agreement with Seymore
10.3         Assignment of Overriding Royalty Interest ***
10.4         Assignment Oil & Gas Lease ***
10.5         Operating Agreement ***
10.6         Assignment of Overriding Royalty Interest ***
10.7         Assignment Oil & Gas Lease ***
10.8         Loan Agreement with Helvetic
10.9         Employment Agreement with Mr. Rene Soullier
31.1         Certification of Chief Executive and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*** As previously filed on the 8-K dated October 21, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX ENERGY RESOURCES, INC.

By: /s/ Rene Soullier
                  Rene Soullier, Chief Executive Officer

Date:  December 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rene Soullier Rene Soullier	President, Chief Executive Officer, (Principal Executive Officer), Principal Accounting/Financial Officer, Secretary, Chairman	December 18, 2009

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

December 18, 2009

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations. The Company has evaluated subsequent events through December 18, 2009, the date of issuance of the Company’s financial position and results of operations.

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
·	On September 4, 2007, the Company issued 22,500,000 shares [450,000 pre-split] of its $0.001 par value common stock to 47 investors for cash totaling $45,000.
·	On October 22, 2008, the Company issued 200,000 shares of its common stock as a bonus for services rendered in connection with the acquisition of our mineral leases.

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

• The notes are repayable at a floating rate below the then-prevailing market price and, as a result, the lower the stock price at the time of repayment, the more common shares the note holder gets.
• The repayment of the notes in common stock may result in substantial dilution to the interests of other holders of common stock and may further depress the stock price.
• Disclose the amount of shares you would have to issue upon repayment of each note using the closing price of your common stock on June 30, 2009. Disclose the percentage of outstanding shares these shares would represent. Provide the same disclosure with respect to accrued interest payments on the notes if you have the same repayment option for the interest payments.

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