Form 10-K/A
period 2009-06-30
PHOENIX ENERGY RESOURCE CORP
filed 2010-01-08
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

NONE.

 EXPLANATORY NOTE:

Pheonix Energy Resources, Inc. is filing this Form 10-K/A (Amendment No. 2) to its Annual Report on Form 10-K for the year ended June 30, 2009 to correct certain changes made to the auditor report and financial statements, including the financial statement disclosures, in Form 10-K/A (Amendment No. 1) filed on December 18, 2009.  In filing Form 10-K/A (Amendment No. 1) on December 18, 2009, the Company erroneously changed the date on the auditor’s report and the subsequent event footnote from October 13, 2009 to December 18, 2009.  Our auditors have not performed any additional audit procedures for the year ended June 30, 2009 beyond the October 13, 2009 report date identified on the Form 10-K.  Our auditors did not issue an updated audit report pertaining to the June 30, 2009 audit period or authorize us in any way to change the date on the audit report.  Our auditors have not issued any type of consent to use or modify their audit report beyond that identified in the Form 10-K.  This Form 10-K/A (Amendment No. 2) also removes certain changes made in Form 10-K/A (Amendment No. 1) to Note 7 in the financial statements.

This Form 10-K/A (Amendment No. 2) does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Except as expressly set forth in this Form 10-K/A (Amendment No. 2) as identified above, our Annual Report on Form 10-K for the year ended June 30, 2009, as amended by our previously-filed Form 10-K/A (Amendment No. 1) filed on December 18, 2009, has not been amended, updated or otherwise modified.  As identified above, this Form 10-K/A (Amendment No. 2) does correct certain changes made in Form 10-K/A (Amendment No. 1) pertaining to the audit report, financial statements and related disclosures back to their original presentation in the Form 10-K.

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

Fiscal 2008 and 2009                                                                                                                                                      Low                      High
Quarter ended September 30, 2007                                                                                                                                $    -                      $    -
Quarter ended December 31, 2007                                                                                                                                 $    -                      $    -
Quarter ended March 31, 2008                                                                                                                                        $0.12                   $0.40
Quarter ended June 30, 2008                                                                                                                                           $0.40                   $0.40
Quarter ended September 30, 2008                                                                                                                                 $0.05                   $0.61
Quarter ended December 31, 2008                                                                                                                                  $0.35                   $1.01
Quarter ended March 31, 2009                                                                                                                                         $0.70                   $1.01
Quarter ended June 30, 2009                                                                                                                                            $0.20                   $1.01
Quarter ended September 30, 2009                                                                                                                                  $0.12                  $0.25
Quarter ended December 31, 2009                                                                                                                                  $0.04                   $0.25
   Interim period ended January 8, 2010                                                                                                                              $0.025                 $0.04

The last reported sale price of our common stock on the OTC.BB was $0.025 per share on January 8, 2010.

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
· As of June 30, 2009 the notes and outstanding interest represented debts of $170,167, $35,482 and $50,048 respectively.  If converted the notes and interest would be equal to a new, dilutive issuance of 870,420, 181,494, and 256,000 shares of our Common Stock or 1,307,914 shares total.  On a percentage basis the notes and interest would be equal to 1.39%, 0.29% and 0.41% respectively or a total of 2.09% of our current issued and outstanding shares of Common Stock.

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

Item 9A(T). Controls and Procedures.

Our Chief Executive and Principal Accounting Officer, Rene Soullier, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are not effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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
* Represents beneficial ownership of less than 1%
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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

Page
Management Responsibility for Financial Information	21
Management’s Report on Internal Control Over Financial Reporting	21
Index to Financial Statements	19
Report of Independent Registered Public Accounting Firm	24
Consolidated Balance Sheets	25
Consolidated Statements of Operations	26
Consolidated Statements of Stockholders Equity	27
Consolidated Statements of Cash Flows	28

2. Financial Statement Schedules

None.

3. Exhibit Index

Exhibit No.   Description

3.1           Amended and Restated Articles of Incorporation, as currently in effect.
10.1         Change of Control Agreement
10.2         Loan Agreement with Seymore
10.3         Assignment of Overriding Royalty Interest
10.4         Assignment Oil & Gas Lease
10.5         Operating Agreement
10.6         Assignment of Overriding Royalty Interest
10.7         Assignment Oil & Gas Lease
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

Date:  January 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rene Soullier Rene Soullier	President, Chief Executive Officer, (Principal Executive Officer), Principal Accounting/Financial Officer, Secretary, Chairman	January 8, 2010

Index to Financial Statements

                          Page

Report of Independent Registered Public Accounting Firm                                                                                             F-24
Consolidated Balance Sheets at June 30, 2009 and 2008                                                                                                 F-25
Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2009 and 2008                                      F-26
Consolidated Statement of Stockholders’ Equity (Deficit) for the Fiscal Years Ended June 30, 2009 and 2008      F-27
Consolidated Statement of Cash Flows for the Fiscal Years Ended June 30, 2009 and 2008                                      F-28
Notes to Consolidated Financial Statements                                                                                                                     F-29

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