Form 10-Q/A
period 2009-09-30
PHOENIX ENERGY RESOURCE CORP
filed 2010-01-08
CIK 1373683

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

Number of shares of common stock outstanding as of January 8, 2010:  62,700,000

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

PHOENIX ENERGY RESOURCE CORPORATION FORM 10-Q TABLE OF CONTENTS
Page No.
PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements 2
Item 2. Management’s Discussion and Analysis of financial conditions and results of operations	7

Item 3. Quantitative and Qualitative Disclosures on Market Risk	9

Item 4T. Controls and Procedures	9

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 1A. Risk Factors	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	10

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation
3.2	Bylaws
31.1	CEO Certification Pursuant to Section 302
31.2	CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1	CEO Certification Pursuant to Section 906
32.2	CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX ENERGY RESOURCE CORPORATION (Registrant)

Date: January 8, 2010	By: /s/	Rene Soullier
Rene Soullier, Chief Executive Officer