Form 10-Q
period 2009-12-31
PHOENIX ENERGY RESOURCE CORP
filed 2010-02-22
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

Number of shares of common stock outstanding as of February 22, 2010:      62,700,000

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

PART 1 – FINANCIAL INFORMATION

Item 1.                      Condensed Financial Statements

INDEX TO PHOENIX ENERGY RESOURCE CORPORATION CONDENSED FINANCIAL STATEMENTS

PHOENIX ENERGY RESOURCE CORPORATION                                                                                                           PAGE

Condensed Balance Sheets                                                                                                                                           4

Condensed Statements of Operations                                                                                                                          5

Condensed Statements of Cash Flows                                                                                                                         6

Notes to Condensed Financial Statements                                                                                                                  7

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2009	2009
Assets
Current assets:
Cash	$9,902	$2,496
Prepaid expenses	-	-
Total current assets	9,902	2,496

Total assets	$9,902	$2,496

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,318	$1,318
Accrued liabilities	12,863	5,000
Accrued interest	27,667	20,167
Accrued interest – related party	1,803	531
Accrued compensation – related party	21,000	3,000
Total current liabilities	64,651	30,016

Long term liabilities:
Note payable	150,000	150,000
Note payable – related party	84,980	50,000
Total long-term liabilities	234,980	200,000

Total Liabilities	$299,631	$230,016

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
shares issued and outstanding – 62,700,000 at June 30, 2009
and 62,500,000 at June 30, 2008	62,700	62,700
Additional paid in capital	97,300	97,300
(Deficit) accumulated during development stage	(449,729)	(387,519)
Total stockholders’ equity (deficit)	(289,729)	(227,519)

Total liabilities and stockholders’ equity (deficit)	$9,902	$2,496

The accompanying notes are an integral part of these unaudited financial statements.

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE & SIX MONTHS ENDED DECEMBER 31, 2009 and 2008,
AND FOR THE PERIOD FROM INCEPTION (JUNE 3, 2005) THROUGH DECEMBER 31, 2009
(UNAUDITED)

	For the three months ended		For the six months ended		June 30, 2005
	December 31,		December 31,		(Inception) to
	2009	2008	2009	2008	Dec 31, 2009

Revenue	$-	$-	$-	$-	$-

Expenses:
Consulting	-	70,000	-	83,060	90,060
Executive compensation	9,000	9,000	18,000	18,000	66,000
General and administrative	6,276	1,429	6,996	11,001	31,582
Professional fees	17,613	29,212	28,452	37,389	142,936
Impairment Expense	-	-	-	-	65,069
Other expense	-	-	-	-	646
Total operating expenses	32,889	109,641	53,448	149,450	396,293

Net operating (loss)	(32,889)	(109,641)	(53,448)	(149,450)	(396,293)

Other income (expense):
Debt forgiveness	-	(3,913)	-	(7,730)	3,000
Interest expense	(4,470)	-	(8,772)	-	(29,469)
Interest income	7	106	11	571	1,034
Total other income (expense)	(4,463)	(3,808)	(8,761)	(7,159)	(25,435)

Net (loss)	$(37,352)	$(113,448)	$(62,209)	$(156,609)	$(421,729)

Weighted average number of common shares outstanding – basic and diluted	62,700,000	62,656,522	62,700,000	62,578,261

Net (loss) per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 and 2008,
AND FOR THE PERIOD FROM INCEPTION (JUNE 3, 2005) THROUGH DECEMBER 31, 2009
(UNAUDITED)

			June 30, 2005
	For the Six Months Ended		(inception) to
	2009	2008	Dec 31, 2009
Cash flows from operating activities
Net (loss)	$(62,209)	$(156,609)	$(421,729)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Shares issued for services	-	70,000	82,000
Prepaid expenses	-	-	-
Accounts payable	-	23,924	1,318
Accrued liabilities	7,863	1,252	12,863
Accrued interest	8,772	7,730	29,469
Accrued salaries – related party	18,000	(12,000)	21,000
Lease impairment	-	-	65,069
Net cash used by operating activities	(27,574)	(65,703)	(210,009)

Cash flows from investing activities
Unevaluated oil and gas properties-purchases	-	(62,011)	(65,069)
Net cash used by investing activities	-	(62,011)	(65,069)

Cash flows from financing activities
Proceeds from notes payable	34,980	-	234,980
Subscription payable	-	-	27,500
Restricted cash	-	-	-
Issuance of common stock	-	-	22,500
Net cash provided by financing activities	34,980	-	284,980

Net increase in cash	7,405	(127,714)	9,902
Cash, beginning	2,496	140,576	-
Cash, ending	$9,902	$12,862	$9,902

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash transactions:
Shares issued for services	$-	$-	$82,000
Impairment of oil and gas propoerties	$-	$-	$65,069

The accompanying notes are an integral part of these unaudited financial statements.

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

Note 3 – Notes Payable

    At December 31, 2009 we had a note payable to Seymore Investments totaling $150,000.  The note bears interest at a rate of 10% per annum, is unsecured and matures on May 20, 2011. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quoted on the Over-the Counter Bulletin Board at the time of conversion. At December 31, 2009 we have accrued interest related to this note in the amount of $27,667.

    On February 27, 2009 we entered into a note payable with Helvetic Capital Ventures AG, a related party shareholder in the amount of $35,000. The note bears interest at a rate of 4% per annum, is unsecured and matures on February 27, 2012. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quoted on the Over-the Counter Bulletin Board at the time of conversion. At December 31, 2009 we have accrued interest related to this note in the amount of $1,182.

    On June 1, 2009 we had established a second note payable with Helvetic Capital Ventures totaling $50,000. The note bears interest at an initial rate of 4% per annum, is unsecured and matures on May 31, 2012. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quote on the Over-the Counter Bulletin Board at the time of conversion. At December 31, 2009 we have accrued interest related to this note in the amount of $621.

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

In May 2009, the FASB issued FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events). FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events) provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165,Subsequent Events) is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations. The Company has evaluated subsequent events through February 22, 2010, the date of issuance of the Company’s financial position and results of operations.

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

Our Properties

The Company had no leases or undeveloped acreage as of December 31, 2009.

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

•	In February of 2009, we issued a promissory note to Helvetic Capital Ventures AG in the amount of $35,000. The note bears interest at a rate of 4% per annum and matures on February 27, 2012.

•	In June of 2009, we issued a promissory note to Helvetic Capital Ventures AG in the amount of $50,000. The note bears interest at a rate of 4% per annum and matures on May 31, 2012.

•	In June of 2009, leases representing 365 net acres purchased as part of the Allen County Kentucky acquisition expired.

•	In September of 2009, leases representing 69 net acres purchased as part of the Allen County Kentucky acquisition expired.

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

Sale of Natural Gas and Oil

We do not intend to refine our natural gas or oil production. We expect to sell all or most of our production to a small number of purchasers in a manner consistent with industry practices at prevailing rates by means of long-term and short-term sales contracts, some of which may have fixed price components. As of December 31, 2009, we did not have any production; however, we believe that we will be able to find suitable purchasers when, and if, production is commenced.

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

Personnel

As of December 31, 2009, we had one full-time employee. As drilling production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain capital costs, general and administrative expenses.

Facilities

We currently maintain an office at 1001 Bayhill Drive, 2nd floor-Suite 200, San Bruno, California 94066 at a month to month fee of $190.

RESULTS OF OPERATIONS

Revenues (for the three and six months ended December 31, 2009 and 2008).

We have just begun our oil and gas exploration activities in Allen County, Kentucky and therefore have not generated any revenues to date.

Expenses (for the three and six months ended December 31, 2009 and 2008).

Operating expenses for the three and six months ended December 31, 2009 were $32,189 and $53,448, respectively; as compared to $109,641 and $149,450, respectively, for the same periods ended December 31, 2008. The decreases in expenses during these periods were primarily attributable to decreased consulting fees in connection with our termination of exploration activities.

We have executed a one year employment agreement with our CEO Mr. Rene Soullier. Pursuant to this agreement, Mr. Soullier receives annual compensation in the amount of $36,000.

Income/Losses (for the three and six months ended December 31, 2009 and 2008).

We had a net loss of $37,352 and $62,209, respectively, for the three and six month periods ended December 31, 2009. This compares to a net loss of $113,448 and $156,609, respectively, for the same periods ended December 31, 2008. These decreases in net loss are attributable to the increases in operating expenses mentioned above.

Liquidity and Capital Resources (for the six months ended December 31, 2009 and 2008).

    Cash flows used by operations were $27,574 and $65,703 for the six months ended December 31, 2009 and 2008, respectively. These were mainly attributable to a net loss from operations, partially offset by shares issued in connection with services..

Cash flows used in investing activities were $0 and $62,011 for the six months ended December 31, 2009 and 2008, respectively. Our investing activities were restricted to the acquisition of mineral leases located in Allen County Kentucky.

Cash flows provided by (used in) financing activities were $34,980 and $0 for the six months ended December 31, 2009 and 2008, respectively. Cash flows provided in the six month period ended December 31, 2009 was the result of additional borrowings made from the Helvetic line of credit..

Overall, we have funded our cash needs from inception through December 31, 2009 with a series of equity and debt transactions. We may need to continue to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to sufficiently implement our exploration plans. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

At December 31, 2009, we had notes payable totaling $234,980.  Further, we have the option to repay the notes in shares of our common stock at a 15% discount to the five day average trading price as quoted on the Over-the Counter Bulletin Board at the time of conversion. At December 31, 2009 we have accrued interest related to this note in the amount of $29,469.

We had cash on hand of $9,902 and working capital of ($54,749) as of December 31, 2009. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. We will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. An inability to generate revenues during the remainder of fiscal 2009 will significantly affect the implementation of our business plan and make it necessary to raise additional funds through equity or debt financing. Our current level of operations and planned development would require capital of approximately $750,000 to sustain exploration and operations through fiscal 2010 and approximately $500,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Going concern

As shown in the accompanying financial statements, we have suffered recurring losses from operation to date and had an accumulated deficit of $449,729 as of December 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

Subsequent event to the Second Quarter of 2010

On February 8, 2010, we filed a current report in Form 8-K to announce that Helvetic Capital Ventures AG signed a Promissory Note with JPF Securities Law, LLC (“JPF”), stating that Helvetic promised to pay to the order of JPF the sum of $15,000, with an interest rate of 10%, payable on January 28, 2011. We also announced that the Company entered into a Guaranty, in favor of JPF for the Promissory Note entered into by and between Helvetic and JPF for the total amount $15,000. The Promissory Note and the Guaranty can be found as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

Item 3.   Quantitative And Qualitative Disclosures About Mar ket Risk

The information to be reported under this item is not required of smaller reporting companies.

Item 4T. Controls And Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the evaluation performed by our management, including its Principal Executive Officer and Principal Financial Officer, it was determined that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosures.

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

Item 1.Legal Procee dings

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

We did not issue or sell any of our equity securities during the quarter ended December 31, 2009.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2009.

Item 3. Defaults Upon Senior Sec urities

None.

Item 4. Submission Of Matters To A Vote Of Security H olders

We did not submit any matters to a vote of our security holders during the quarter ended December 31, 2009.

Item 5. Other Infor mation

None.

Item 6. Exhibits

Reports on Form 8-K

None

Reports on Form 8-K filed subsequent to the second quarter of 2010

(1)           On February 8, 2010, we filed a current report in Form 8-K to announce that Helvetic Capital Ventures AG signed a Promissory Note with JPF Securities Law, LLC (“JPF”), stating that Helvetic promised to pay to the order of JPF the sum of $15,000, with an interest rate of 10%, payable on January 28, 2011. We also announced that the Company entered into a Guaranty, in favor of JPF for the Promissory Note entered into by and between Helvetic and JPF for the total amount $15,000. The Promissory Note and the Guaranty can be found as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

Exhibit No.		Description
31.1	*	CEO Certification Pursuant to Section 302
31.2		CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1	*	CEO Certification Pursuant to Section 906
32.2		CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX ENERGY RESOURCE CORPORATION (Registrant)

Date: February 22, 2010	By:	/s/ Rene Soullier
Rene Soullier, Chief Executive Officer