Form 10-Q/A
period 2009-12-31
PHOENIX ENERGY RESOURCE CORP
filed 2010-02-24
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Number of shares of common stock outstanding as of February 24, 2010:      62,700,000

EXPLANATORY NOTE

Our Form 10-Q for the period ended December 31, 2009 mistakenly contained language from an older quarterly report that has since then become outdated.  The language has been removed and that filing has been withdrawn and amended with more current disclosure. This filing is our Report on Form 10-Q for the period ended December 31, 2009 and contains our information as at and for the period then ended.

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

In May 2009, the FASB issued FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events). FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events) provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165,Subsequent Events) is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations. The Company has evaluated subsequent events through February 24, 2010, the date of issuance of the Company’s financial position and results of operations.

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

PHOENIX ENERGY RESOURCE CORPORATION (Registrant)

Date: February 24, 2010	By:	/s/ Rene Soullier
Rene Soullier, Chief Executive Officer