Form 10-Q
period 2010-03-31
PHOENIX ENERGY RESOURCE CORP
filed 2010-05-19
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Number of shares of common stock outstanding as of May 17, 2010:      2,090,000

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

PART 1 – FINANCIAL INFORMATION

Item 1.                      Condensed Financial Statements

INDEX TO PHOENIX ENERGY RESOURCE CORPORATION CONDENSED FINANCIAL STATEMENTS

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2010	2009
Assets
Current assets:
Cash	$3,309	$2,496
Prepaid expenses	-	-
Total current assets	3,309	2,496

Total assets	$3,309	$2,496

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$918	$1,318
Accrued liabilities	4,058	5,000
Accrued interest	31,417	20,167
Accrued interest – related party	2,653	531
Accrued compensation – related party	30,000	3,000
Total current liabilities	69,046	30,016

Long term liabilities:
Note payable	150,000	150,000
Note payable – related party	103,000	50,000
Total long-term liabilities	253,000	200,000

Total Liabilities	$322,045	$230,016

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
shares issued and outstanding – 2,090,000 at March 31, 2010
and 2,090,000 at June 30, 2009	2,090	2,090
Additional paid in capital	157,910	157,910
(Deficit) accumulated during development stage	(478,736)	(387,519)
Total stockholders’ equity (deficit)	(318,736)	(227,519)

Total liabilities and stockholders’ equity (deficit)	$3,309	$2,496

The accompanying notes are an integral part of these unaudited financial statements.

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE & NINE MONTHS ENDED MARCH 31, 2010 and 2009,
AND FOR THE PERIOD FROM INCEPTION (JUNE 3, 2005) THROUGH MARCH 31, 2010
(UNAUDITED)

	For the three months ended		For the nine months ended		June 30, 2005
	March 31,		March 31,		(Inception) to
	2010	2009	2010	2009	Mar 31, 2010

Revenue	$-	$-	$-	$-	$-

Expenses:
Consulting	-	-	-	83,060	90,060
Executive compensation	9,000	9,000	27,000	27,000	75,000
General and administrative	2,021	1,623	9,017	12,624	33,602
Professional fees	13,390	20,520	41,842	57,909	156,326
Impairment Expense	-	-	-	-	65,069
Other expense	-	-	-	-	646
Total operating expenses	24,411	31,143	77,859	180,593	420,703

Net operating (loss)	(24,411)	(31,143)	(77,859)	(180,593)	(420,703)

Other income (expense):
Debt forgiveness	-	-	-	-	3,000
Interest expense	(4,600)	(4,129)	(13,372)	(11,859)	(34,069)
Interest income	4	8	14	579	1,037
Total other income (expense)	(4,596)	(4,121)	(13,358)	(11,280)	(30,032)

Net (loss)	$(29,007)	$(35,264)	$(91,217)	$(191,873)	$(450,735)

Weighted average number of common shares outstanding – basic and diluted	2,090,000	2,087,275	2,090,000	2,087,275

Net (loss) per share – basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.09)

The accompanying notes are an integral part of these unaudited financial statements.

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 and 2009,
AND FOR THE PERIOD FROM INCEPTION (JUNE 3, 2005) THROUGH MARCH 31, 2010
(UNAUDITED)

			June 30, 2005
	For the nine Months Ended		(inception) to
	2010	2009	Mar 31, 2009
Cash flows from operating activities
Net (loss)	$(91,217)	$(191,873)	$(450,735)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Shares issued for services	-	70,000	82,000
Prepaid expenses	-	(47,578)	-
Accounts payable	(400)	5,880	917
Accrued liabilities	(942)	1,941	4,058
Accrued interest	13,372	11,858	34,069
Accrued salaries – related party	27,000	(12,000)	30,000
Lease impairment	-	-	65,069
Net cash used by operating activities	(52,187)	(161,772)	(234,622)

Cash flows from investing activities
Unevaluated oil and gas properties-purchases	-	(9,899)	(65,069)
Net cash used by investing activities	-	(9,899)	(65,069)

Cash flows from financing activities
Proceeds from notes payable	53,000	35,000	253,000
Subscription payable	-	-	27,500
Restricted cash	-	-	-
Issuance of common stock	-	-	22,500
Net cash provided by financing activities	53,000	35,000	303,000

Net increase (decrease) in cash	813	(136,671)	3,309
Cash, beginning	2,496	140,576	-
Cash, ending	$3,309	$3,905	$3,309

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash transactions:
Shares issued for services	$-	$70,000	$82,000
Shares issued for stock subscription payable	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
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

Note 3 – Notes Payable

At March 31, 2010 we had a note payable to Seymore Investments totaling $150,000.  The note bears interest at a rate of 10% per annum, is unsecured and matures on May 20, 2011. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quoted on the Over-the Counter Bulletin Board at the time of conversion. At March 31, 2010 we have accrued interest related to this note in the amount of $31,417.

On February 27, 2009 we entered into a note payable with Helvetic Capital Ventures AG, a related party shareholder in the amount of $35,000. The note bears interest at a rate of 4% per annum, is unsecured and matures on February 27, 2012. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quoted on the Over-the Counter Bulletin Board at the time of conversion. At March 31, 2010 we have accrued interest related to this note in the amount of $1,532.

On June 1, 2009 we had established a second note payable with Helvetic Capital Ventures totaling $50,000. The note bears interest at an initial rate of 4% per annum, is unsecured and matures on May 31, 2012. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quote on the Over-the Counter Bulletin Board at the time of conversion. At March 31, 2010 we have accrued interest related to this note in the amount of $1,121.

Note 4 – New Accounting Pronouncements

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

In May 2009, the FASB issued FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events). FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events) provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165,Subsequent Events) is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations. The Company has evaluated subsequent events through May 17, 2010, the date of issuance of the Company’s financial position and results of operations.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

Note 5 – Subsequent Events

On April 30, 2010 we entered into a note payable with Amphion Investments, Corporation, a related party shareholder in the amount of $8,000. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 30, 2011. As of March 31, 2010 Amphion had advanced the company $3,000 in contemplation of this note.

On April 18, 2010 the Board of Directors recommended and the majority shareholder(s) of the Company have adopted resolutions to affect a one for thirty (1:30) reverse stock split.  The reverse stock split has been applied retrospectively to all periods presented.  The reverse stock split decreased the issued and outstanding shares by approximately 60,610,000.

 On April 30, 2010, we signed a Promissory Note with Amphion Investments Corp. (“Amphion”), stating that Phoenix promised to pay to the order of Amphion the sum of eight thousand dollars, with an interest rate of 8%, payable on April 30, 2011.

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

Our Properties

The Company had no leases or undeveloped acreage as of March 31, 2010.

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

•
Reduce Unit Costs Through Economies of Scale and Efficient Operations.  As we begin oil production and develop future properties, we expect that our unit cost structure will benefit from economies of scale. In particular, we anticipate reducing unit costs by greater utilization of our existing infrastructure over a larger number of wells.

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

•	In February of 2009, we issued a promissory note to Helvetic Capital Ventures AG in the amount of $35,000. The note bears interest at a rate of 4% per annum and matures on February 27, 2012.

•	In June of 2009, we issued a promissory note to Helvetic Capital Ventures AG in the amount of $50,000. The note bears interest at a rate of 4% per annum and matures on May 31, 2012.

•	In June of 2009, leases representing 365 net acres purchased as part of the Allen County Kentucky acquisition expired.

•	In September of 2009, leases representing 69 net acres purchased as part of the Allen County Kentucky acquisition expired.

•	In February 2010, the Company entered into a Guaranty, in favor of JPF Securities for a Promissory Note entered into by and between Helvetic and JPF for the total amount $15,000.

•	In April 2010, we issued a promissory note to Amphion Investments in the amount of $8,000. The note bears interest at a rate of 8% per annum and matures on April 30, 2011.

•	In April 2010, we executed a 30 for 1 reverse stock split. The reverse stock split has been applied retrospectively to all periods presented.

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

Sale of Natural Gas and Oil

We do not intend to refine our natural gas or oil production. We expect to sell all or most of our production to a small number of purchasers in a manner consistent with industry practices at prevailing rates by means of long-term and short-term sales contracts, some of which may have fixed price components. As of March 31, 2010, we did not have any production; however, we believe that we will be able to find suitable purchasers when, and if, production is commenced.

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

Environmental Matters

Our operations and properties would be subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue.

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

Personnel

As of March 31, 2010 we had one full-time employee. As drilling production activities begin, we intend to hire additional technical, operational and administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain capital costs, general and administrative expenses.

Facilities

We currently maintain an office at 1001 Bayhill Drive, 2nd floor-Suite 200, San Bruno, California 94066 at a month to month fee of $190.

RESULTS OF OPERATIONS

Revenues (for the three and nine months ended March 31, 2010 and 2009).

We have no properties therefore have not generated any revenues to date.

Expenses (for the three and nine months ended March 31, 2010 and 2009).

Operating expenses for the three and nine months ended March 31, 2010 were $24,411 and $77,859, respectively; as compared to $31,143 and $180,593, respectively, for the same periods ended March 31, 2009. The decreases in expenses during these periods were primarily attributable to decreased consulting fees in connection with our termination of exploration activities.

We have executed a one year employment agreement beginning March 1, 2010 with our CEO Mr. Rene Soullier. Pursuant to this agreement, Mr. Soullier receives annual compensation in the amount of $36,000.

Income/Losses (for the three and nine months ended March 31, 2010 and 2009).

We had a net loss of $29,007 and $91,217, respectively, for the three and nine month periods ended March 31, 2010. This compares to a net loss of $35,264 and $191,873, respectively, for the same periods ended March 31, 2009. These decreases in net loss are attributable to decreases in the operating expenses mentioned above.

Liquidity and Capital Resources (for the nine months ended March 31, 2010 and 2009).

Cash flows used by operations were $52,187 and $161,772 for the nine months ended March 31, 2010 and 2009, respectively. These were mainly attributable to a net loss from operations, partially offset by shares issued in connection with services.

Cash flows used in investing activities were $0 and $9,899 for the nine months ended March 31, 2010 and 2009, respectively. Our investing activities during 2009 were restricted to the acquisition and extension of mineral leases located in Allen County Kentucky.

Cash flows provided by financing activities were $53,000 and $35,000 for the nine months ended March 31, 2010 and 2009, respectively. Cash flows provided in the nine month period ended March 31, 2010 was the result of the establishment of additional notes payable.

Overall, we have funded our cash needs from inception through March 31, 2010 with a series of equity and debt transactions. We may need to continue to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to sufficiently implement our exploration plans. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

At March 31, 2010, we had notes payable totaling $253,000.  Further, we have the option to repay $230,000 of the notes in shares of our common stock at a 15% discount to the five day average trading price as quoted on the Over-the Counter Bulletin Board at the time of conversion. At March 31, 2010 we have accrued interest related to these notes in the amount of $34,069.

We had cash on hand of $3,309 and working capital of ($64,749) as of March 31, 2010. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. We will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. An inability to generate revenues during the remainder of fiscal 2010 will significantly affect the implementation of our business plan and make it necessary to raise additional funds through equity or debt financing. Our expected level of operations and planned development would require capital of approximately $15,000 to sustain exploration and operations through fiscal 2010 and approximately $500,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

On a long-term basis, liquidity depends on the start and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and no revenues are insufficient to fund such marketing. If we choose to launch such a campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we are unable to raise sufficient capital to develop our business plan, we may need to:

-	Seek projects of lesser value or that may be less profitable
-	Seek smaller projects, which are less capital intensive, in lieu of larger projects; or
-	Seek projects that are outside our current geographical area to generate revenue.

Going concern

As shown in the accompanying financial statements, we have suffered recurring losses from operation to date and had an accumulated deficit of $478,736 as of March 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern.

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

Subsequent event to the Third Quarter of 2010

On April 30, 2010, we filed a current report in Form 8-K to announce that Phoenix signed a Promissory Note with Amphion Investments Corp. (“Amphion”), stating that Phoenix promised to pay to the order of Amphion the sum of eight thousand dollars, with an interest rate of 8%, payable on April 30, 2011. The Promissory Note and the Guaranty can be found as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2010.

On April 18, 2010 the Board of Directors recommended and the majority shareholder(s) of Phoenix Energy Resources have adopted resolutions to affect an up to one for thirty (1:30) reverse stock split.  The reverse stock split has been applied retrospectively to all periods presented. The total shares issued is now 2,090,000.

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

Item 2.      Unregistered Sales Of Equity Securities And Use Of Proceeds

    We did not issue or sell any of our equity securities during the quarter ended March 31, 2010.

Issuer Purchases of Equity Securities

    We did not repurchase any of our equity securities during the quarter ended March 31, 2010.

Item 3. Defaults Upon Senior Sec urities

    None.

Item 4.      Submission Of Matters To A Vote Of Security H olders

    We did not submit any matters to a vote of our security holders during the quarter ended March 31, 2010.

Item 5. Other Infor mation

    None.

Item 6. Exhibits

Reports on Form 8-K

None

Reports on Form 8-K filed subsequent to the third quarter of 2010

(1)           On April 30, 2010, we filed a current report in Form 8-K to announce that Phoenix signed a Promissory Note with Amphion Investments Corp. (“Amphion”), stating that Phoenix promised to pay to the order of Amphion the sum of eight thousand dollars, with an interest rate of 8%, payable on April 30, 2011. The Promissory Note and the Guaranty can be found as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2010.

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

PHOENIX ENERGY RESOURCE CORPORATION (Registrant)

Date: May 17, 2010	By:	/s/ Rene Soullier
Rene Soullier, Chief Executive Officer