Form 10-K
period 2010-06-30
PHOENIX ENERGY RESOURCE CORP
filed 2010-10-06
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission file number: 000-52843

PHOENIX ENERGY RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-5408832
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
[   ] Yes         [X] No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [   ]  Yes         [   ] No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes         [X] No

As of December 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported by quotemedia.com) was approximately $9.4 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 3,523,380 shares of the registrant’s common stock outstanding as of September 27, 2010.

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

  estimated quantities and quality of oil and natural gas reserves;
  fluctuations in the price of oil and natural gas;
  inability to efficiently manage our operations;
  the inability of management to effectively implement our strategies and business plans;
  potential default under our secured obligations or material debt agreements;
  approval of certain parts of our operations by state regulators;
  inability to hire or retain sufficient qualified operating field personnel;
  inability to attract and obtain additional development capital;
  increases in interest rates or our cost of borrowing;
  deterioration in general or regional (especially Southern Kentucky) economic conditions;
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
  inability to achieve future sales levels or other operating results;
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

USE OF TERMS

     Except as otherwise indicated by the context, all references in this report to “we,” “us,” “our,” the “Company” and “Phoenix Energy” refer to Phoenix Energy Resource Corporation, unless the context requires otherwise. We report our financial information on the basis of a June 30, fiscal year end. We have provided definitions for the oil and natural gas industry terms used in this report in the “Glossary” below.

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

Proved Developed Non-	Proved developed reserves expected to be recovered from zones behind casings in existing wells.
Producing

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

PV10

PV10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non- property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure.

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

Shut-in well	A well which is capable of producing but is not presently producing. Reasons for a well being shut- in may be lack of equipment, market or other.

Stock Tank Barrel or STB	A stock tank barrel of oil is the equivalent of 42 U.S. Gallons at 60 degrees Fahrenheit.

Undeveloped acreage	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Unitize, Unitization	When owners of oil and/or natural gas reservoir pool their individual interests in return for an interest in the overall unit.

Waterflood	The injection of water into an oil reservoir to “push” additional oil out of the reservoir rock and into the wellbores of producing wells. Typically a secondary recovery process.

Water Injection Wells	A well in which fluids are injected rather than produced, the primary objective typically being to maintain or increase reservoir pressure, often pursuant to a waterflood.

Water Supply Wells	A well in which fluids are being produced for use in a Water Injection Well.

Wellbore	A borehole; the hole drilled by the bit. A wellbore may have casing in it or it may be open (uncased); or part of it may be cased, and part of it may be open. Also called a borehole or hole.

Working Interest	An interest in an oil and natural gas lease entitling the owner to receive a specified percentage of the proceeds of the sale of oil and natural gas production or a percentage of the production, but requiring the owner of the working interest to bear the cost to explore for, develop and produce such oil and natural gas.

PART I

ITEM 1. BUSINESS.

Overview

     Phoenix Energy, formerly known as Exotacar, Inc., is an energy acquisition, exploration and development company. In February of 2008, Exotacar, Inc. changed the focus of its business plan from the development of online exotic car sales and entered into the oil and natural gas industry. In conjunction with the change, the Company was renamed Phoenix Energy Resource Corporation.

     Our principal strategy has been to focus on the acquisition of oil and natural gas mineral leases that ideally have existing production and cash flow.

History and Corporate Structure

     Phoenix Energy Resource Corporation was incorporated in the State of Nevada on June 3, 2005 as Exotacar, Inc. and focused on the development of online exotic automobile sales. This business plan was ultimately abandoned following its unsuccessful implementation. On February 2, 2008 Helvetic Capital Ventures AG, Switzerland acquired 64% of the total outstanding shares of the Company effectuating a change in control. Following the acquisition, we transitioned the business plan focusing on energy resources. Subsequent to the change in control, we changed our name to “Phoenix Energy Resource Corporation.” All of our current operations are conducted through Phoenix Energy Resource Corporation.

Sale of Natural Gas and Oil

     We do not intend to refine our natural gas or oil production. We expect to sell all or most of our production to a small number of purchasers in a manner consistent with industry practices at prevailing rates by means of long-term and short-term sales contracts, some of which may have fixed price components. As of June 30, 2010, we did not have any production; however, we believe that we will be able to find suitable purchasers when, and if, production is commenced.

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

Environmental Matters

     Our future operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue.

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

     The Federal Water Pollution Control Act of 1972, as amended (“Clean Water Act”), and analogous state laws impose restrictions and controls on the discharge of pollutants into federal and state waters. These laws also regulate the discharge of storm water in process areas. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits for the discharge of wastewater and storm water and develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of greater than threshold quantities of oil. The EPA issued revised SPCC rules in July 2002 whereby SPCC plans are subject to more rigorous review and certification procedures. We believe that our future operations will be in substantial compliance with applicable Clean Water Act and analogous state requirements, including those relating to wastewater and storm water discharges and SPCC plans.

     The Endangered Species Act, as amended (“ESA”), seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our future operations will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expenses to modify our operations or could force us to discontinue certain operations altogether.

Personnel

     As of June 30, 2010, we had one full-time employee. As drilling production activities are started, we intend to hire additional technical, operational and administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain capital costs, general and administrative expenses.

Facilities

     We currently maintain an office at 1001 Bayhill Drive, 2nd floor-Suite 200, San Bruno, California 94066 at a month to month fee of $190.

ITEM 1A. RISK FACTORS.

We operate in a highly competitive environment in which there are numerous factors which can influence our business, financial position or results of operations and which can also cause the market value of our common stock to decline. Many of these factors are beyond our control and therefore, are difficult to predict. The following section sets forth what we believe to be the principal risks that could affect us, our business or our industry, and which could result in a material adverse impact on our financial results or cause the market price of our common stock to fluctuate or decline.

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

  the future prices of natural gas and oil;
  our ability to raise adequate working capital;
  success of our development and exploration efforts;
  demand for natural gas and oil;
  the level of our competition;
  our ability to attract and maintain key management, employees and operators;
  transportation and processing fees on our facilities;
  fuel conservation measures;
  alternate fuel requirements;
  government regulation and taxation;
  technical advances in fuel economy and energy generation devices; and
  our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

     To achieve profitable operations, we must, alone or with others, successfully execute on the factors stated above, along with continually developing ways to enhance our production efforts. Despite our best efforts, we may not be successful in our development efforts or obtain required regulatory approvals. There is a possibility that some of our future wells may never produce natural gas or oil in sustainable or economic quantities.

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

  worldwide or regional demand for energy, which is affected by economic conditions;
  the domestic and foreign supply of natural gas and oil;
  weather conditions;
  natural disasters;
  acts of terrorism;
  domestic and foreign governmental regulations and taxation;
  political and economic conditions in oil and natural gas producing countries, including those in the Middle East and South America;
  impact of the U.S. dollar exchange rates on oil and natural gas prices;
  the availability of refining capacity;
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

  Geological conditions;
  Assumptions governing future oil and natural gas prices;
  Amount and timing of actual production;
  Availability of funds;
  Future operating and development costs;
  Actual prices we receive for natural gas and oil;
  Supply and demand for our natural gas and oil;
  Changes in government regulations and taxation; and
  Capital costs of drilling new wells.

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

The natural gas and oil business involves a variety of operating risks, including:

  unexpected operational events and/or conditions;
  unusual or unexpected geological formations;
  reductions in natural gas and oil prices;
  limitations in the market for oil and natural gas;
  adverse weather conditions;
  facility or equipment malfunctions;
  title problems;
  natural gas and oil quality issues;
  pipe, casing, cement or pipeline failures;
  natural disasters;
  fires, explosions, blowouts, surface cratering, pollution and other risks or accidents;
  environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;
  compliance with environmental and other governmental requirements; and
  uncontrollable flows of oil, natural gas or well fluids.

     If we experience any of these problems, it could affect well bores, gathering systems and processing facilities, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

  injury or loss of life;
  severe damage to and destruction of property, natural resources and equipment;
  pollution and other environmental damage;
  clean-up responsibilities;
  regulatory investigation and penalties;
  suspension of our operations; and
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

  higher than projected operating costs;
  lower-than-expected production;
  longer response times;
  higher costs associated with obtaining capital;
  unusual or unexpected geological formations;
  fluctuations in natural gas and oil prices;
  regulatory changes;
  shortages of equipment; and
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
  an inability to integrate successfully the businesses we acquire;
  a decrease in our liquidity by using our available cash or borrowing capacity to finance acquisitions;
  a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;
  the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;
  the diversion of management’s attention from other business concerns;
  an inability to hire, train or retain qualified personnel to manage the acquired properties or assets;
  the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;
  unforeseen difficulties encountered in operating in new geographic or geological areas; and
  customer or key employee losses at the acquired businesses.

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

     The marketability of our future oil and natural gas production will depend in a very large part on the availability, proximity and capacity of pipelines, oil and natural gas gathering systems and processing facilities. The amount of oil and natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of available capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we will be provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or pipeline capacity could significantly reduce our ability to market our oil and natural gas production and harm our business.

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

  location and density of wells;
  the handling of drilling fluids and obtaining discharge permits for drilling operations;
  accounting for and payment of royalties on production from state, federal and Indian lands;
  bonds for ownership, development and production of natural gas and oil properties;
  transportation of natural gas and oil by pipelines;
  operation of wells and reports concerning operations; and
  taxation.

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

     Although it is anticipated that our future natural gas gathering systems will be exempt from FERC and DOT regulation, any revisions to this understanding may affect our rights, liabilities, and access to midstream or interstate natural gas transportation, which could have a material adverse effect on our operations and financial condition. In addition, the cost of compliance with any revisions to FERC or DOT rules, regulations or requirements could be substantial and could adversely affect our ability to operate in an economic manner. Additional FERC and DOT rules and legislation pertaining to matters that could affect our operations are considered and adopted from time to time. We cannot predict what effect, if any, such regulatory changes and legislation might have on our operations, but we could be required to incur additional capital expenditures and increased costs.

     Although our future natural gas sales activities are not currently projected to be subject to rate regulation by FERC, if FERC finds that in connection with making sales in the future, we (i) failed to comply with any applicable FERC administered statutes, rules, regulations or orders, (ii) engaged in certain fraudulent acts, or (iii) engaged in market manipulation, we could be subject to substantial penalties and fines of up to $1.0 million per day per violation.

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

     On April 18, 2008, our common stock commenced trading on the Over-the-Counter Bulletin Board under the symbol “EXOT” (changed to “PNXE” on July 18, 2008) but trading has been minimal. Therefore, the market for our common stock is limited. The trading price of our common stock could be subject to wide fluctuations. Investors may not be able to purchase additional shares or sell their shares within the time frame or at a price they desire.

The price of our common stock may be volatile and you may not be able to resell your shares at a favorable price.

     Regardless of whether an active trading market for our common stock develops, the market price of our common stock may be volatile and you may not be able to resell your shares at or above the price you paid for such shares. The following factors could affect our stock price:

  our operating and financial performance and prospects;
  quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;
  changes in revenue or earnings estimates or publication of research reports by analysts about us or the exploration and production industry;
  potentially limited liquidity;
  actual or anticipated variations in our reserve estimates and quarterly operating results;
  changes in natural gas and oil prices;
  sales of our common stock by significant stockholders and future issuances of our common stock;
  increases in our cost of capital;
  changes in applicable laws or regulations, court rulings and enforcement and legal actions;
  commencement of or involvement in litigation;
  changes in market valuations of similar companies;
  additions or departures of key management personnel;
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
  Disclose certain price information about the stock;
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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

     Our Common Stock is quoted on the OTCQB, the over-the-counter electronic bulletin board for reporting companies maintained by the Pink OTC Markets, under the symbol “PNXE.” Prior to that it was quoted under the symbol “EXOT.” The CUSIP number for our common stock is 71903B 203.

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

Fiscal 2008 and 2009	Low	High
Quarter ended September 30, 2010 (through September 27, 2010)	$0.11	$0.14
Quarter ended June 30, 2010	$0.03	$0.28
Quarter ended March 31, 2010	$0.10	$0.21
Quarter ended December 31, 2009	$0.04	$0.25
Quarter ended September 30, 2009	$0.12	$0.25
Quarter ended June 30, 2009	$0.20	$1.01
Quarter ended March 31, 2009	$0.70	$1.01
Quarter ended December 31, 2008	$0.35	$1.01
Quarter ended September 30, 2008	$0.05	$0.61
Quarter ended June 30, 2008	$0.40	$0.40
Quarter ended March 31, 2008	$0.12	$0.40

The last reported sale price of our common stock on the OTCQB was $0.11 per share on September 27, 2010.

Holders of Common Stock

As of September 27, 2010, there were 48 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

     None.

Recent Sales of Unregistered Securities

     In November 2008, the Registrant issued 6,667 common shares to the John. W. Robbins Revocable Trust of 2008, John W. Robbins, Trustee for professional services in connection with helping the Registrant find and obtain oil and gas leases. The Shares are valued at $.35 per share (based on November 2008 stock price) yielding an aggregate expense of $70,000. The Registrant relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. The Registrant made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one Offeree, (3) the Offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the Offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the Offeree and the Registrant’s management.

Issuer Purchases of Equity Securities

     We did not repurchase any of our equity securities during the fiscal years ended June 30, 2010 or 2009.

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

Overview of the Company’s Business

     Phoenix Energy, formerly known as Exotacar, Inc., is an energy acquisition, exploration and development company. In February of 2008, Exotacar, Inc. changed the focus of its business plan from the development of online exotic car sales and entered into the oil and natural gas industry. In conjunction with the change, the Company was renamed Phoenix Energy Resource Corporation.

     Our principal strategy has been to focus on the acquisition of oil and natural gas mineral leases that ideally have existing production and cash flow.

Recent Developments

     On September 27, 2010, the Company consummated a securities purchase agreement (the “Purchase Agreement”), dated September 23, 2010, between the Company, Helvetic Capital Ventures AG (“Helvetic”) and the accredited investor signatory thereto (the “Investor”), pursuant to which, the Company sold an aggregate of 1,333,336 shares (the “Shares”) of the Company’s common stock par value, $.001 (the “Common Stock”) to the Investor for an aggregate purchase price of $100,103. Simultaneously with the closing of the Purchase Agreement, the Company repurchased 1,333,336 shares of common stock held by Helvetic, for an aggregate purchase price of $100,103, net any outstanding liabilities of the Company as of the closing date, as contemplated by a repurchase agreement, dated September 23, 2010, by and between the Company and Helvetic (the “Repurchase Agreement”).

     As a result of the closing of the Purchase Agreement and the Repurchase Agreement, the Investor under the Purchase Agreement now holds 63.79% of the Company’s outstanding capital stock resulting in a change in control of the Company.

Results of Operations for the Fiscal Years Ended June 30, 2010 and 2009.

     We currently have no production or revenues from properties. Our operations to date have been limited to technical evaluation of properties and the design of development plans to exploit the oil and gas resources on those properties as well as seeking financing opportunities to acquire additional oil and gas properties.

     Our expenses to date have consisted principally of general and administrative costs associated with evaluating other potential acquisitions and raising capital. Total operating expenses for the fiscal year ended June 30, 2009 were $262,531 compared to $89,395 for the fiscal year ended June 30, 2010. We had a net loss of $281,230 or ($0.13) per share for the year ended June 30, 2009 compared to a net loss of $107,473 or ($0.05) per share for the year ended June 30, 2010.

Operation Plan

Our plan has been to acquire oil and natural gas assets, primarily in the mid-continent region of the United States. However, over time we may expand our area of operations as opportunities to do so become available. Once these assets are acquired we plan to continue to focus our efforts on increasing production of oil and natural gas, cash flows and enhancing our net asset value.

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

     Because of our limited operating history we have yet to generate any revenues from the sale of oil or natural gas. Our activities have been limited to raising capital, negotiating WI agreements, mineral lease acquisition and preliminary analysis of reserves and production capabilities from our future mineral lease acquisitions. Consequently, we have incurred the expenses of startup.

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

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2010 as compared to June 30, 2009.

	June 30,	June 30,	Increase /
	2010	2009	(Decrease)
Current Assets	$1,086	$2,496	$(1,410)
Current Liabilities	$251,079	$30,016	$221,063
Working Capital	$(249,993)	$(27,520)	$(222,473)

Discussion of Material Balance Sheet Changes from Fiscal 2009 to Fiscal 2010

     Our total assets amounted to $2,496 at June 30, 2009 compared to $1,086 at June 30, 2010. Our current liabilities increased from $30,016 at June 30, 2009 to $251,078 at June 30, 2010 primarily as a result of our loan agreements with Seymore Investments, Amphion Holdings, and JPF Securities becoming due within one year.

     Our working capital deficit totaled ($27,520) and ($249,992) June 30, 2009 and June 30, 2010, respectively. The change in working capital is primarily a result of our loan agreements with Seymore Investments, Amphion Holdings, and JPF Securities becoming due within one year. As a result these balances have been reclassified from long term liabilities to current liabilities.

Satisfaction of our cash obligations for the next 12 months.

     A critical component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing and working interest participants. We have not generated any cash revenues to meet our monthly expenses, and we still have negative working capital. In the event we cannot obtain additional capital to pursue our strategic plan, there is no assurance we would be able to obtain such financing on commercially reasonable terms, if at all.

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

Significant changes in the number of employees.

     As of June 30. 2010, we had 1 full time employee. As drilling and production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. We anticipate offering a number of independent contractors in the field full time employment to help secure a more stable work base. We do not anticipate a material increase in expenses from this initiative, as most of these individuals are already included in our current operating and capital expenses. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

     Our critical accounting estimates will include our oil and gas properties, asset retirement obligations and the value of share-based payments.

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

     We will review the carrying value of our gas and oil properties under the full-cost accounting rules of the SEC on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. The present value of estimated future net cash flows is computed by applying 12-month average price of oil and natural gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, gas and oil prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations.

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

Asset Retirement Obligations:

     The asset retirement obligation relates to the plug and abandonment costs when our future wells are no longer useful. We determine the value of the liability by obtaining quotes for this service and estimate the increase we will face in the future. We then discount the future value based on an intrinsic interest rate that is appropriate for us. If costs rise more than what we have expected there could be additional charges in the future however we monitor the costs of the abandoned wells and we will adjust this liability if necessary.

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

In May 2009, the FASB issued FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events). FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events) provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165,Subsequent Events) is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations. The Company has evaluated subsequent events through October 1, 2010, the date of issuance of the Company’s financial position and results of operations.

In October 2009, the FASB issued ASU No. 200-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25. The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance expands the disclosures required for multiple-element revenue arrangements. Effective for interim and annual reporting periods beginning after December 15, 2009. The Company is currently evaluating the potential impact, if any, of this guidance on its financial statements.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is a filer with the United States Securities and Exchange Commission (the “SEC”) to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our results of operation or our financial position.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

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

None.

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

     Based on this evaluation, our Chief Financial Officer concluded that, as of June 30, 2010 our disclosure controls and procedures are not effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

     As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified material weaknesses in internal control over financial reporting existing as of June 30, 2010.

     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits the company to provide only management’s report in this annual report.

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

     Insofar as indemnification by us for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling the company pursuant to provisions of our articles of incorporation and bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

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

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth summary compensation information for the fiscal years ended June 30, 2010, 2009 and 2008 for our Chief Executive Officer. We did not have any other executive officers as of the end of fiscal 2010.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Rene Soullier	2010	$36,000		-0-	-0-	$-0-	$36,000
President, CEO, Principal Financial and	2009	$36,000		-0-	-0-	$-0-	$36,000
Accounting Officer	2008	$36,000	(1)	-0-	-0-	$-0-	$36,000

(1)

Mr. Soullier began receiving compensation as of March 1, 2008. We agreed to pay Mr. Soullier a monthly salary of $3,000. Mr. Soullier agreed to defer his salary until financing was secured. During the year ended June 30, 2010, we accrued $36,000 of Mr. Soullier’s salary.

Outstanding Equity Awards at 2010 Fiscal Year-End

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

Non-Employee Director Compensation

     None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table presents information, to the best of Phoenix Energy’s knowledge, about the ownership of Phoenix Energy’s common stock on June 30, 2010 relating to those persons known to beneficially own more than 5% of Phoenix Energy’s capital stock and by Phoenix Energy’s named executive officer, directors and directors and executive officers as a group. The percentage of beneficial ownership for the following table is based on 2,090,000 shares of common stock outstanding.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after June 30, 2010 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Phoenix Energy’s common stock.

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (3)
Common Stock	Rene Soullier	CEO, CFO and Director	-0-	*
All Officers and Directors as a group (5 persons named above)			-0-	*
Common Stock	Helvetic Capital Ventures AG (3) Sihlamtsstrasse 5 Zurich, Switzerland CH8002	--	1,333,336 (2)	63.79%
Total Shares Owned by Persons Named above			1,333,336	63.79%
_________
* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2) Shares are held in the name of Helvetic Capital Ventures AG. Helvetic is based in Switzerland and operates primarily in Europe but invests heavily in foreign and U.S. based companies. Ilona Klausgaard is the president of Helvetic. Although she is not a majority owner of the company she makes all of their investments decisions and has the authority to vote on a majority of our shares. Under Swiss law, the shares of Helvetic are traded in bearer form. Helvetic issues dividends to its shareholders once per year but their bearer shares could trade many times without the company’s knowledge during the year. Until shares are presented for dividends, Helvetic has no way of knowing who owns their stock. As of the last dividend calculation, Dr. Urs Felder was the sole shareholder of Helvetic as set forth in our Annual Report on Form 10-K for the year ending June 30, 2010.

(3) A total of 2,090,044 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of September 27, 2010. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Mantyla McReynolds, LLC served as our principal independent public accountants for fiscal 2009 and 2010. Aggregate fees billed to us for the fiscal years ended June 30, 2010 and 2009 by Mantyla McReynolds, LLC were as follows:

	For the Fiscal Years Ended
	June 30,
	2010	2009

(1) Audit Fees(1)	$16,052	$21,966
(2) Audit-Related Fees(2)	-0-	-0-
(3) Tax Fees(3)	-0-	-0-
(4) All Other Fees	-0-	-0-
Total fees paid or accrued to our independent public accountants	$16,052	$21,966

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item is filed as part of this report:

(a) Financial Statements

(b) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Quarterly Report of Form 10-Q/A filed on January 8, 2010)

10.1	Change of Control Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 11, 2008)

10.2	Loan Agreement with Seymore (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 27, 2008)

10.3	Assignment of Overriding Royalty Interest (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2008)

10.4	Assignment of Oil & Gas Lease (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 21, 2008)

10.5	Operating Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K filed on October 21, 2008)

10.6	Assignment of Oil and Gas Lease (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 21, 2008)

10.7	Assignment of Oil & Gas Lease (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 21, 2008)

10.8	Loan Agreement with Helvetic (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 5, 2009)

10.9	Employment Agreement with Mr. Rene Soullier (incorporated by reference to Exhibit 10.9 to Annual Report of Form 10-K/A filed on December 18, 2009)

10.10	Securities Purchase Agreement, dated September 23, 2010, by and among the Company, Helvetic Capital Ventures AG and the accredited investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 28, 2010)

10.11	Repurchase Agreement, dated September 23, 2010, by and between the Company and Helvetic Capital Ventures AG (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 28, 2010)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX ENERGY RESOURCES CORPORATION

By: /s/ Rene Soullier
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)
Date: October 6, 2010

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Phoenix Energy Resource Corporation

We have audited the accompanying balance sheets of Phoenix Energy Resource Corporation (an exploration stage company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the years ended June 30, 2010 and 2009 and for the period from June 3, 2005 (inception) through June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Energy Resource Corporation as of June 30, 2010 and 2009 and the results of its operations, stockholders’ deficit and cash flows for the years ended June 30, 2010 and 2009 and for the period from June 3, 2005 through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC
Salt Lake City, Utah

October 5, 2010

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Balance Sheets

	June 30,	June 30,
	2010	2009
Assets
Current assets:
Cash	$1,086	$2,496
Prepaid expenses	-	-
Total current assets	1,086	2,496

Total assets	$1,086	$2,496

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$-	$1,318
Accrued liabilities	288	5,000
Accrued interest	35,167	20,167
Accrued interest – related party	3,624	531
Accrued compensation – related party	39,000	3,000
Current Note payable	150,000	-
Current Note payable – related party	23,000	-
Total current liabilities	251,079	30,016

Long term liabilities:
Note payable	-	150,000
Note payable – related party	85,000	50,000
Total long-term liabilities	85,000	200,000

Total Liabilities	$336,079	$230,016

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; shares issued and outstanding – 2,090,000 at June 30, 2010 and 2,090,000 at June 30, 2009	2,090	2,090
Additional paid in capital	157,910	157,910
(Deficit) accumulated during exploration stage	(494,993)	(387,520)
Total stockholders’ equity (deficit)	(334,993)	(227,520)

Total liabilities and stockholders’ equity (deficit)	$1,086	$2,496

The accompanying notes are an integral part of these financial statements

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Statements of Operations

	For the year ended		June 30, 2005
	June 30,		(Inception) to
	2010	2009	Mar 31, 2010

Revenue	$-	$-	$-

Expenses:
Consulting	-	83,060	90,060
Executive compensation	36,000	36,000	84,000
General and administrative	7,643	14,847	32,228
Professional fees	45,752	62,909	160,236
Impairment Expense	-	65,069	65,069
Other expense	-	646	646
Total operating expenses	89,395	262,531	432,239

Net operating (loss)	(89,395)	(262,531)	(432,239)

Other income (expense):
Debt forgiveness	-	-	3,000
Interest expense	(18,094)	(19,284)	(38,793)
Interest income	16	585	1,039
Total other income (expense)	(18,078)	(18,700)	(34,754)

Net (loss)	$(107,473)	$(281,231)	$(466,993)

Weighted average number of common shares outstanding – basic and diluted	2,090,000	2,090,000

Net (loss) per share – basic and diluted	$(0.05)	$(0.13)

The accompanying notes are an integral part of these financial statements

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)

					Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stage (deficit)	Equity
June 3, 2005 – Founders shares	-	-	1,166,667	$35,000	-	-	$(28,000)	$7,000
Net (loss), June 3, 2005 to June 30, 2005							(7,000)	(7,000)
Balance, June 30, 2005	-	-	1,166,667	35,000	-	-	(35,000)	-
Shares issued for professional services	-	-	83,333	2,500	2,500	-	-	5,000
Net (loss), June 30, 2006	-	-		-	-	-	(5,000)	(5,000)
Balance, June 30, 2006	-	-	1,250,000	37,500	2,500	-	(40,000)	-
Shares issued for cash	-	-	83,333	2,500	2,500	-	-	5,000
Subscription payable	-	-		-	-	27,500	-	27,500
Net (loss), June 30, 2007	-	-		-	-	-	(6,814)	(6,814)
Balance, June 30, 2007	-	-	1,333,333	40,000	5,000	27,500	(46,814)	25,686
Shares issued per subscription agreement	-	-	750,000	22,500	22,500	(27,500)	-	17,500
Net (loss), June 30, 2008	-	-		-	-	-	(59,475)	(59,475)
Balance, June 30, 2008	-	-	2,083,333	62,500	27,500	-	(106,289)	(16,289)
Shares issued for professional services	-	-	6,667	7	69,993	-	-	70,000
Net (loss), June 30, 2009	-	-	-	-	-	-	(281,231)	(281,231)
Balance, June 30, 2009			2,090,000	62,507	97,493	-	(387,520)	(227,520)
Reverse stock split (30:1)				$(60,417)	$60,417	-	-	-
Net (loss), June 30, 2010	-	-	-	-	-	-	(107,473)	(107,473)
Balance, June 30, 2010			2,090,000	2,090	157,910	-	(494,993)	(334,993)

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Statements of Cash Flows

	For the years ended		June 3, 2005
	June 30,		(inception) to
	2010	2009	Jun 30, 2010
Cash flows from operating activities
Net (loss)	$(107,473)	$(281,231)	$(466,993)

Adjustments to reconcile net (loss) to net cash used by operating activities:
Shares issued for services	-	70,000	82,000
Prepaid expenses	-	7,592	-
Accounts payable	(1,318)	1,318	-
Accrued liabilities	(4,712)	3,957	288
Accrued interest	18,093	19,284	38,791
Accrued salaries – related party	36,000	(9,000)	39,000
Lease impairment	-	65,069	65,069
Net cash used by operating activities	(59,410)	(123,011)	(241,845)

Cash flows from investing activities
Unevaluated oil and gas properties-purchases	-	(65,069)	(65,069)
Net cash used by investing activities	-	(65,069)	(65,069)

Cash flows from financing activities
Proceeds from notes payable	58,000	50,000	258,000
Issuance of common stock	-	-	50,000
Net cash provided by financing activities	58,000	50,000	308,000

Net increase in cash	(1,411)	(138,080)	1,086
Cash, beginning	2,496	140,576	-
Cash, ending	$1,086	$2,496	$1,086

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash transactions:
Shares issued for services	$-	$70,000	$82,000
Shares issued for stock subscription payable	$-	$-	$-

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

Cash and Cash Equivalents

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

Other Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. We have not recognized any impairment losses on non oil and gas long-lived assets. There was no depreciation expense recognized for the year ended June 30, 2010 since we had no property and equipment.

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Notes to Financial Statements

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. As of June 30, 2010 we had no asset retirement obligation.

Revenue Recognition and Gas Balancing

We recognize oil and gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. We use the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of June 30, 2010 and 2009, we had no gas production and no recognized oil and gas revenues.

Income Taxes

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with FASB ASC 740-10-30 (Prior authoritative literature: FASB Statement 109, Accounting for Income Taxes). Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered on the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30 (Prior authoritative literature, EITF 96-18,Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods, or Services).

Net Income (Loss) Per Common Share

Net Income (Loss) per common share is based on the Net Income (Loss) divided by weighted average number of common shares outstanding.

Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. As the Company has a loss for the periods ended June 30, 2010 and 2009 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

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

Use of Estimates

The preparation of financial statements under generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to future development costs, estimates relating to certain oil and natural gas expenses, and deferred income taxes. Actual results may differ from those estimates.

Impairment

FASB ASC 360-10-35-21 (Prior authoritative literature, FASB Statement 144, Accounting for the Impairment and Disposal of Long-Lived Assets) requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting (which we use) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.

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

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Notes to Financial Statements

In October 2009, the FASB issued ASU No. 200-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25. The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance expands the disclosures required for multiple-element revenue arrangements. Effective for interim and annual reporting periods beginning after December 15, 2009. The Company is currently evaluating the potential impact, if any, of this guidance on its financial statements.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is a filer with the United States Securities and Exchange Commission (the “SEC”) to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our results of operation or our financial position.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE 3: OIL AND GAS PROPERTIES

Acquisitions

In September of 2008, we acquired mineral leases representing a total of 483 gross acres located in Allen County Kentucky. As of June 30, 2010 leases representing the total of 483 acres had expired because of exploration and production inactivity. As of June 30, 2010 the Company had made no additional acquisitions and all prior acquisitions had expired.

The Company established a valuation allowance for this asset due to the fact that the Company was unlikely to develop these leases prior to expiration of the lease contact on September 30, 2009. As of June 30, 2010, there was no valuation allowance because the assets had been removed from the Company records and expensed.

	June 30,
	2010	2009
Oil and Gas Properties, Full Cost Method
Unevaluated Costs, Not Subject to Amortization	$-	$65,069
Less: Valuation Allowance	$-	$(65,069)
	$-	$-

NOTE 4: RELATED PARTY TRANSACTIONS

On February 1, 2008, we entered into an employment agreement with Mr. Soullier, our sole executive officer and director. The initial term of the agreement was one year commencing on March 1, 2008 with annual compensation of $36,000. The agreement renews annually and may be terminated by either party with 6 month written notice. As of June 30, 2010, 2009 and 2008, we have accrued $39,000, $3,000 and $12,000 in executive compensation, respectively.

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Notes to Financial Statements

NOTE 5: INCOME TAXES

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with FASB rules. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

In June 2006, FASB issued FASB ASC 740-10-05-6 (Prior authoritative literature: FASB Statement 48, Accounting for Uncertainty in Income Taxes). We adopted FASB ASC 740-10-05-6 on January 1, 2007. Under FASB ASC 740-10-05-6, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Upon the adoption of FASB ASC 740-10-05-6, we had no liabilities for unrecognized tax benefits and, as such, the adoption had no impact on our financial statements, and we have recorded no additional interest or penalties. The adoption of FASB ASC 740-10-05-6 did not impact our effective tax rates.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended June 30, 2010 and 2009, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at June 30, 2010 and 2009 relating to unrecognized benefits.

The provision for income taxes consists of the following:

	2010	2009
Current tax
Deferred tax benefit	(36,541)	(95,619)
Benefits of operating loss carryforwards	36,541	95,619
Provision for Income Tax	$-	$-

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of June 30, 2010. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

Description	NOL Balance	Tax	Rate
Net Operating Loss	107,473	36,541	34%
Accrued compensation – related party	(36,000)	(12,240)	34%
Valuation Allowance		(24,301)
Deferred Tax Asset – 6/30/2010		$-

The Company has the following operating loss carry forwards available at June 30, 2010:

Operating Losses Expires	Amount
2027	47,474
2028	278,231
2029	71,473

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Notes to Financial Statements

Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	2010	2009
Expected Tax Provision	(24,301)	(95,619)
Effect of:
Graduated rates
Increase in Valuation allowance	24,301	95,619
Actual Tax Provision	-	-

NOTE 6: STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock. On April 22, 2010, our Board of Directors effectuated a 30:1 reverse split of the Company’s common stock. The Company has retroactively stated all share amounts. On October 22, 2008, the Company issued 6,667 shares of its common stock as a bonus for services rendered in connection with the acquisition of our mineral leases.

NOTE 7: NOTES PAYABLE

At June 30, 2010 we had a note payable to Seymore Investments totaling $150,000. The note bears interest at a rate of 10% per annum, is unsecured and matures on May 20, 2011. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quoted on the Over-the-Counter Bulletin Board at the time of conversion. At June 30, 2010 we had accrued interest related to this note in the amount of $35,167.

At June 30, 2010 we had a note payable to Helvetic Capital Ventures, a related party, totaling $35,000. The note bears interest at a rate of 4% per annum, is unsecured and matures on February 26, 2012. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quoted on the Over-the Counter Bulletin Board at the time of conversion. On June 1, 2009 we had established a second note payable with Helvetic Capital Ventures totaling $50,000. The note bears interest at a rate of 4% per annum, is unsecured and matures on May 31, 2012. Further, we have the option to repay the note in shares of our common stock at a 15% discount to the five day average trading price as quote on the Over-the Counter Bulletin Board at the time of conversion. At June 30, 2010 we have accrued interest related to these notes in the amount of $3,503.

On April 30, 2010, we signed a Promissory Note with a related party, Amphion Investments Corp. (“Amphion”), stating that Phoenix promised to pay to the order of Amphion the sum of $8,000, with an interest rate of 8%, payable on April 30, 2011. At June 30, 2010 we have accrued interest related to this note in the amount of $121.

At June 30, 2010, Helvetic Capital Ventures, AG (Helvetic) had a note payable to JPF Securities totaling $15,000. The note bears interest at a rate of 10% per annum and is payable (principal and accrued interest) on January 28, 2011. This note is guaranteed by the Company in case of default on the part of Helvetic.

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

Phoenix Energy Resource Corporation
(formerly Exotacar, Inc.)
(an Exploration Stage Company)
Notes to Financial Statements

NOTE 9: SUBSEQUENT EVENTS

On September 19, 2010 the board of directors issued 100,000 shares as a partial conversion of the Seymour Investments promissory note.

On September 27, 2010, the Company consummated a securities purchase agreement, pursuant to which, the Company sold an aggregate of 1,333,336 shares of the Company’s common stock to an investor for an aggregate purchase price of $100,103. Simultaneously with the closing of the purchase agreement, the Company repurchased 1,333,336 shares of common stock held by Helvetic Capital Ventures AG, for an aggregate purchase price of $100,103, net any outstanding liabilities of the Company as of the closing date, as contemplated by a repurchase agreement, dated September 23, 2010, by and between the Company and Helvetic.

As a result of the closing of the Purchase Agreement and the Repurchase Agreement, the new investor under the Purchase Agreement now holds 63.79% of the Company’s outstanding capital stock resulting in a change in control of the Company.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Quarterly Report of Form 10-Q/A filed on January 8, 2010)

10.1	Change of Control Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 11, 2008)

10.2	Loan Agreement with Seymore (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 27, 2008)

10.3	Assignment of Overriding Royalty Interest (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2008)

10.4	Assignment of Oil & Gas Lease (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 21, 2008)

10.5	Operating Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K filed on October 21, 2008)

10.6	Assignment of Oil and Gas Lease (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 21, 2008)

10.7	Assignment of Oil & Gas Lease (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 21, 2008)

10.8	Loan Agreement with Helvetic (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 5, 2009)

10.9	Employment Agreement with Mr. Rene Soullier (incorporated by reference to Exhibit 10.9 to Annual Report of Form 10-K/A filed on December 18, 2009)

10.10	Securities Purchase Agreement, dated September 23, 2010, by and among the Company, Helvetic Capital Ventures AG and the accredited investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 28, 2010)

10.11	Repurchase Agreement, dated September 23, 2010, by and between the Company and Helvetic Capital Ventures AG (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 28, 2010)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________
* Filed herewith