Form 10-Q
period 2010-09-30
PHOENIX ENERGY RESOURCE CORP
filed 2010-11-17
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission File Number: 000-52843

PHOENIX ENERGY RESOURCE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-5408832
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Jun Yue Hua Ting, Building A
3rd Floor, Unit -1
#58 Xin Hua Road
Guiyang, Guizhou Province 550002
People's Republic of China
(Address of principal executive offices, Zip Code)

86 851-552-0951
(Registrant's telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes []       No [   ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]        No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of November 15, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	30,000,000

PHOENIX ENERGY RESOURCE CORPORATION

Quarterly Report on Form 10-Q
Three Months Ended September 30, 2010

PART I
FINANCIAL INFORMATION

ITEM 1.      CONDENSED FINANCIAL STATEMENTS.

PHOENIX ENERGY RESOURCE CORPORATION
CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2010	2010
Assets
Current assets:
Cash	$-	$1,086
Accounts Receivable - related party	-	-
Total current assets	-	1,086

Total assets	$-	$1,086

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accrued liabilities	-	288
Accrued interest	-	35,167
Accrued interest – related party	-	3,624
Accrued compensation – related party	-	39,000
Current Note payable	-	150,000
Current Note payable – related party	-	23,000
Total current liabilities	-	251,079

Long term liabilities:
Note payable – related party	-	85,000
Total long-term liabilities	-	85,000

Total Liabilities	$-	$336,079

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; shares issued and outstanding – 2,190,000 at September 30, 2010 and 2,090,000 at June 30, 2010	2,190	2,090
Additional paid in capital	516,858	157,910
Accumulated surplus/(deficit) during exploration stage	(519,048)	(494,993)
Total stockholders' equity (deficit)	$-	$(334,993)

Total liabilities and stockholders' equity (deficit)	$-	$1,086

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
AND FOR THE PERIOD FROM INCEPTION (JUNE 3, 2005) THROUGH SEPTEMBER 30, 2010
(UNAUDITED)

	For the three months ended		June 30, 2005
	September 30,		(Inception) to
	2010	2009	Sept 30, 2010

Revenue	$-	$-	$-

Expenses:
Consulting	-	-	90,060
Executive compensation	9,000	9,000	93,000
General and administrative	-	720	32,228
Professional fees	10,295	10,839	170,532
Impairment Expense	-	-	65,069
Other expense	-	-	646
Total operating expenses	19,295	20,559	451,536

Net operating (loss)	(19,295)	(20,559)	(451,536)

Other income (expense):
Debt forgiveness	-	-	3,000
Interest expense	(4,760)	(4,302)	(43,551)
Interest income	-	4	1,038
Total other income (expense)	(4,760)	(4,298)	(39,512)

Net (loss)	$(24,055)	$(24,857)	$(491,048)

Weighted average number of common shares outstanding – basic and diluted	2,190,000	2,090,000

Net (loss) per share – basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 and 2009,
AND FOR THE PERIOD FROM INCEPTION (JUNE 3, 2005) THROUGH SEPTEMBER 30, 2010
(UNAUDITED)

	For the three months ended		June 30, 2005
	Sept 30,		(inception) to
	2,010	2009	Sept 30, 2010
Cash flows from operating activities
Net (loss)	(24,055)	$(24,857)	$(491,048)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Operating liabilities satisfied by shareholder, credited to additional
paid-in-capital	101,048	-	101,048
Shares issued for services	-	-	82,000
Accrued liabilities	(288)	5,659	-
Accrued interest	(35,167)	-	-
Accrued interest - related party	(3,624)	4,302	-
Accrued compensation – related party	(39,000)	9,000	-
Lease impairment	-	-	65,069
Net cash used by operating activities	(1,086)	(5,896)	(242,931)

Cash flows from investing activities
Unevaluated oil and gas properties-purchases	-	-	(65,069)
Net cash used by investing activities	-	-	(65,069)

Cash flows from financing activities
Proceeds from Notes Payable	-	-	258000
Repurchase of common stock	(100,103)	-	(100,103)
Issuance of common stock	100,103	-	150,103
Net cash provided by financing activities	-	-	308,000

Net increase/(decrease) in cash	(1,086)	(5,896)	-
Cash, beginning	1,086	2,496	-
Cash, ending	-	$(3,400)	$-

Supplemental Dislcosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

Non-Cash Transactions
Shares issued in lieu of note repayment	$10,880	$-	$10,880

Liabilities satisfied by shareholder, credited to additional paid-in-capital	$348,068	$-	$348,068
Shares issued for services	$-	$-	$82,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended June 30, 2010 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports but results of operations for the interim periods are not indicative of annual results.

Note 2 – Going Concern

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the Company to continue as a going concern it must seek additional sources of capital, and it must attain future profitable operations. The Company is currently implementing its new business plan to enter into a business combination with one or more as yet unidentified privately held businesses and is in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party Transactions

On September 19, 2010 Seymour Investments transferred a portion of its note payable to another shareholder who then exercised its right to convert the note into 100,000 shares of common stock of the Company. The board of directors issued the 100,000 shares, pursuant to the terms of the note, as a partial conversion of the Seymour Investments promissory note in the amount of $10,880.

On September 23, 2010, Phoenix Energy Resource Corporation consummated a securities purchase agreement (the "Purchase Agreement"), among the Company, Violet Phoenix Limited, an accredited investor (the "Investor"), and Helvetic Capital Ventures, the Company's controlling stockholder at the time ("Helvetic"), pursuant to which the Company sold an aggregate of 1,333,336 shares of the Company's common stock par value, $.001 to the Investor for an aggregate purchase price of $100,103. Concurrently with and as a condition to the closing of the Purchase Agreement, the Company repurchased 1,333,336 shares of common stock held by Helvetic, for an aggregate purchase price of $100,103, net any outstanding Company liabilities as of the closing date, pursuant to a repurchase agreement, dated September 23, 2010, between the Company and Helvetic.

Also, under the terms of the Purchase Agreement, Helvetic assumed and repaid all of the outstanding liabilities of the company as of the closing, and agreed to file the Company's annual report on Form 10-K for the fiscal year ended June 30, 2010, on or before the SEC filing deadline, and to pay all expenses in connection with the preparation and filing of such annual report. This included $290,671 in outstanding notes payable and accrued interest, $9,498 in accrued liabilities, and $48,000 in accrued compensation of the Company.

PHOENIX ENERGY RESOURCE CORPORATION
(an Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 4 – New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-14, “Accounting for Extractive Industries – Oil & Gas: Amendments to Paragraph 932-10-S99-1” (“Update 2010-14”). Update 2010-14 provides amendments to add the SEC's Regulation S-X Rule 4-10, “Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975” (“S-X Rule 4-10”) to Accounting Standards Codification (“ASC”) Topic 932 “Extractive Activities – Oil and Gas”. S-X Rule 4-10 was included in the SEC's Final Rule, “Modernization of Oil and Gas Reporting, which became effective January 1, 2010. As Update 2010-14 only served to align the FASB's ASC Topic 932 with the SEC's S-X Rule 4-10, the Company's adoption did not have a material impact on its financial position, results of operations or related disclosures.

In April 2010, the FASB issued Accounting Standards Update 2010-12, “Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts” (“Update 2010-12”). Update 2010-12 updates the FASB ASC for the SEC Staff Announcement, “Accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act”. The announcement provides guidance on the accounting effect, if any, that arises from the different signing dates between the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act (collectively, the “Acts”). Update 2010-12 clarifies the effect, if any, that the different signing dates might have on the accounting for these Acts. As Update 2010-12 serves only to clarify an accounting ambiguity between the Acts, the FASB did not provide a required adoption date.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“Update 2010-09”). Update 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting standards. The requirements of Update 2010-09 were effective upon its issuance on February 24, 2010. The Company applied the requirements of Update 2010-09 upon its adoption, and it did not have an impact on its financial position, results of operations or related disclosures.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by Statement of Financial Accounting Standards (“SFAS”) No. 157 (FASB ASC 820). The guidance is effective for any interim and annual reporting periods that begin after December 15, 2009. The Company adopted ASU No. 2010-06 in the first quarter of 2010 and the adoption did not have a material impact on the Company's disclosures. The standard also requires entities to provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method. This guidance is effective for fiscal years beginning after December 15, 2010, and for interim and periods within those fiscal years. The Company is currently assessing the impact that the adoption will have on its disclosures.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's financial statements upon adoption.

Note 5 – Subsequent Events

The Company completed a reverse acquisition transaction on November 1, 2010, pursuant to a share exchange agreement among the Company, China Bingwu Forestry Group Limited ("Bingwu Forestry"), a Hong Kong limited company and Bingwu Forestry's sole shareholder (the "Share Exchange") whereby the Company acquired 100% of the issued and outstanding capital stock of Bingwu Forestry, in exchange for 20,500,000 shares of the Company's common stock. As a result of the Share Exchange, the Company has assumed the business and operations of Bingwu Forestry and its wholly-owned subsidiary, Qian Xi Nan Aosen Forestry Company Limited, a PRC limited company ("Aosen Forestry"), and Aosen Forestry's wholly-owned subsidiary, Qian Xi Nan Silvan Flooring Company, Limited, a PRC limited company ("Silvan Flooring"). For accounting purposes, the Share Exchange was treated as a reverse acquisition, with Bingwu Forestry as the acquirer and Phoenix Energy Resource Corporation as the acquired party.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the fiscal year ended June 30, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to (i) “the Company,” “we,” “us,” or “our” are to Phoenix Energy Resource Corporation, a Nevada corporation; (ii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (iii) “SEC” are to the Securities and Exchange Commission; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview of our Business

The Company was formed in June 2005 to engage in the business of marketing exotic automobiles and other high line vehicles through the advertising media of the Internet. In February of 2008, we changed the focus of our business plan and entered into the oil and natural gas industry. Our principal strategy was to focus on the acquisition of oil and natural gas mineral leases that ideally had existing production and cash flow. Our operations were limited to technical evaluation of properties and the design of development plans to exploit the oil and gas resources on those properties as well as seeking financing opportunities to acquire additional oil and gas properties. As a result of the Share Exchange transaction disclosed below, we are now focused on the manufacture and sale of laminate flooring, industrial fiber boards and related flooring products to customers in China.

Recent Developments

On September 23, 2010, we consummated a securities purchase agreement, or the Purchase Agreement, between the Company, Helvetic Capital Ventures AG, our controlling stockholder at the time, or Helvetic, and Violet Phoenix Limited, an accredited investor, or the Investor, pursuant to which we sold 1,333,336 shares our common stock to Violet for a purchase price of $100,103. Under the terms of the Purchase Agreement, Helvetic made certain representations and warranties regarding the Company and undertook to prepare, file and assume all expenses in connection with, the Company's annual report on form 10-K for the fiscal year ended June 30, 2010. Concurrently with and as a condition to the consummation of the Purchase Agreement, we repurchased 1,333,336 shares of common stock held by Helvetic, for a purchase price of $100,103, net any outstanding liabilities of the Company as of the closing date, pursuant to the terms of a share repurchase agreement, or the Repurchase Agreement, dated September 23, 2010, between the Company and Helvetic. As a result of these transactions, the Investor acquired 63.79% of our outstanding capital stock, resulting in a change in control of the Company.

On November 1, 2010, we entered into and closed a share exchange agreement with China Bingwu Forestry Group Limited, or Bingwu Forestry, a Hong Kong limited company, or the Share Exchange. As a result of the Share Exchange, we have assumed the business and operations of Bingwu Forestry and its subsidiaries, Qian Xi Nan Aosen Forestry Company Limited, a PRC limited company, or Aosen Forestry, and Qian Xi Nan Silvan Flooring Company, Limited, a PRC limited company, or Silvan Flooring. Bingwu Forestry is a holding company that owns 100% of the equity interest in Aosen Forestry, which in turns owns 100% of the equity interests in Silvan Flooring. Bingwu Forestry was incorporated in Hong Kong as a private limited company on April 9, 2010. Bingwu Forestry has no active business operations or assets other than its 100% ownership of Aosen Forestry. Aosen Forestry was established in the PRC on November 22, 2004 for the primary purpose of engaging in the manufacture and sale of fiber boards, wood flooring, carpentry boards, wood products, furniture, and timber. Silvan Flooring was established in the PRC on October 22, 2007 for the purpose of engaging in the manufacture and sale of wood flooring, furniture and decorations. Bingwu Forestry acquired Aosen Forestry pursuant to an equity transfer agreement on May 18, 2010, for a purchase price of $2,488,471.

As a result of the Share Exchange we are now focused on the manufacture and sale of laminate flooring, industrial fiber boards and related flooring products to customers in China. Our laminate flooring and fiber board product lines come in a variety of designs and colors and with special features, such as anti-skid surfacing. We market our products through our five branch offices and eight flagship stores, and through over 500 contracted flooring specialty stores that sell our products. We are also in the process of entering into agreements with home supply stores to market our products.

Our primary raw material is wood and wood byproducts, which we source from our 2,250 hectares (approximately, 22.5 km2) of eucalyptus tree forest in Guizhou Province and from third party suppliers, on a selective basis, when we can minimize our raw material costs and reduce supply risk by doing so.

We have a manufacturing facility in Qianxinan, Guizhou Province, which has annual production capacity of six million square meters of laminate flooring and 75,000 cubic meters of industrial fiber boards. We have begun construction of a new manufacturing facility that we expect will increase our overall capacity to 200,000 cubic meters of fiber boards and 12 million square meters of laminate floor. We expect to complete this new facility by mid 2012.

Results of Operations

Until our consummation of the business combination described above, we did not have any operations.

For the three months ended September 30, 2010, we had no revenues with a net loss of $24,055, as compared to net loss of $24,857 for the same period in 2009.

Expenses in the amount of $19,295 and $20,559 in the three months ended September 30, 2010 and 2009, respectively, related primarily to accounting, legal and miscellaneous general and administrative fees that are applicable to all public companies.

Liquidity and Capital Resources

We had no cash on hand at September 30, 2010 and had no cash to meet ongoing expenses or debts that may accumulate. As of September 30, 2010, we had an accumulated deficit of $519,048. Prior to consummation of the Purchase Agreement on September 23, 2010, we had outstanding liabilities in the amount of $359,048, $353,038 of which was repaid by Helvetic, our controlling stockholder at the time. At the time of this filing the Company has an outstanding liability in the amount of $7,096 in connection with the preparation of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2010, which liability was assumed by Helvetic, pursuant to the Repurchase Agreement.

As a result of the reverse acquisition, we have assumed the business and operations of Bingwu Forestry and its PRC subsidiaries, Aosen Forestry and Silvan Flooring. Through Aosen Forestry and Silvan Flooring, we are engaged in the manufacture and sale of fiber boards, wood flooring, carpentry boards, wood products, furniture, timber and decorations.

We believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, including loans, to meet our expected capital expenditure and working capital for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2010. Based on this evaluation, our Chief Financial Officer concluded that, as of September 30, 2010 our disclosure controls and procedures are not effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.   RISK FACTORS.

Not applicable.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      (REMOVED AND RESERVED).

ITEM 5.      OTHER INFORMATION.

None

ITEM 6.      EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX ENERGY RESOURCE CORPORATION

Date: November 17, 2010	By:	/s/ Yulu Bai
Yulu Bai, Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2010	By:	/s/ Jiyong He
Jiyong He, Chief Financial Officer
(Principal Financial Officer)