Form 10-K
period 2010-12-31
China Forestry Industry Group, Inc.
filed 2011-04-15
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 000-52843

CHINA FORESTRY INDUSTRY GROUP, INC.
-------------------------------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Nevada	20-5408832
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Jun Yue Hua Ting, Building A
3rd Floor, Unit -1
 #58 Xin Hua Road
Guiyang, Guizhou 550002
People’s Republic of China
-------------------------------------------------------------------------------------------------------
(Address of principal executive offices)

(+86) 851-552-0951
-------------------------------------------------------------------------------------------------------
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

 Yes [   ]  No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]  No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [   ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes [   ]  No [ X ]

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), there were 2,090,000 shares of the registrant’s common stock issued and outstanding, of which 756,644 were held by non-affiliates of the registrant. The aggregate market value could not be determined because we only had nominal trading volume as of June 30, 2010.

There were a total of 30,000,000 shares of the registrant’s common stock outstanding as of April 12, 2011, of which 9,400,000, were held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA FORESTRY INDUSTRY GROUP, INC.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2010

TABLE OF CONTENTS

PART I
Item 1.	Business.	2
Item 1A.	Risk Factors.	14
Item 1B.	Unresolved Staff Comments.	25
Item 2.	Properties.	25
Item 3.	Legal Proceedings.	28
Item 4.	(Removed and Reserved).	28
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
	Securities	28
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	44
Item 8.	Financial Statements and Supplementary Data.	44
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	44
Item 9A.	Controls and Procedures.	44
Item 9B.	Other Information.	46
PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	46
Item 11.	Executive Compensation.	48
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	49
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	49
Item 14.	Principal Accounting Fees and Services	51
PART IV
Item 15.	Exhibits, Financial Statement Schedules.	52

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

  the “Company,” “we,” “us,” and “our” refer to the combined business of CNFI and its subsidiaries, Bingwu Forestry, Aosen Forestry and Silvan Flooring;

  “CNFI” refers to China Forestry Industry Group, Inc., a Nevada corporation;

  “Bingwu Forestry” refers to China Bingwu Forestry Group Limited, a Hong Kong company;

  “Aosen Forestry” refers to Qian Xi Nan Aosen Forestry Company, Limited, a PRC company;

  “Silvan Flooring” refers to Qian Xi Nan Silvan Flooring Company, Limited, a PRC company;

  “Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “PRC,” “China,” and “Chinese,” refer to the People's Republic of China;

  “SEC” refers to the Securities and Exchange Commission;

  “Exchange Act” refers the Securities Exchange Act of 1934, as amended;

  “Securities Act” refers to the Securities Act of 1933, as amended;

  “Renminbi” and “RMB” refer to the legal currency of China; and

  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

PART I

ITEM 1.	BUSINESS.

Business Overview

Through our wholly-owned PRC operating subsidiaries, Aosen Forestry and Silvan Flooring, we produce and sell floor materials and related products to residential and commercial customers in China. Our product lines include laminate flooring and fiber floor boards that are manufactured in a variety of colors, dimensions and designs.

The primary raw material used in our products is wood, which we currently procure from third party suppliers. After September 2012, we expect that in 2012 we will be able to procure 20% of our wood from our 2,250 hectares (approximately, 22.5 km2) of eucalyptus forest in Guizhou province.

Our manufacturing facility in Qianxinan, Guizhou province has an annual production capacity of six million square meters of laminate flooring and 75,000 cubic meters of industrial fiber boards. We are constructing two new manufacturing facilities next to our current facility to expand our laminate flooring production line and industrial fiber board production line. We expect this expansion will increase our overall capacity to 200,000 cubic meters of fiber boards and 12 million square meters of laminate floor. We are in the process of obtaining the land use rights for this new facility and, based on our current production schedule, we expect it to be completed by late 2012.

We market and sell our products through five branch offices, eight affiliate stores, and approximately several hundred specialty retail flooring stores, concentrated mostly in southwestern China. We are also seeking commercial arrangements for the sale of our products through home supply stores, such as our recent agreement to sell our products at Red Star Macalline Furniture Mall’s Guiyang store. Red Star Macalline Furniture Mall is a large home products supply store chain in China, similar to Home Depot and Lowe’s in the U.S., with over 30 malls and stores across China. We believe that home supply stores are an important channel for the sale of building/home renovation materials and we plan to increase our efforts to work with more home supply stores in the future.

Our principal executive offices are located at Jun Yue Hua Ting, Building A, 3rd Floor, Unit -1, #58 Xin Hua Road, Guiyang, Guizhou 550002, People’s Republic of China. The telephone number at our principal executive office is +86 851-552-0951.

Our Corporate History and Background

We were organized under the laws of the State of Nevada on June 3, 2005, as Exotacar, Inc. On June 25, 2008, we changed our business focus to the development of energy resources, and changed our name to Phoenix Energy Resource Corporation. From June 25, 2008 through to the date of our reverse acquisition, discussed below, we were a shell company with minimal operations. On January 7, 2011, we changed our name to “China Forestry Industry Group, Inc.” to more accurately reflect our new business operations following the reverse acquisition.

Reverse Acquisition of Bingwu Forestry

On November 1, 2010, we completed a reverse acquisition transaction with Bingwu Forestry, and Ms. Ren Ping Tu, its sole shareholder, pursuant to which we acquired 100% of the issued and outstanding capital stock of Bingwu Forestry in exchange for 20,500,000 shares of our common stock, which constituted 68.33% of our issued and outstanding capital stock on a fully-diluted basis, as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Bingwu Forestry became our wholly-owned subsidiary and Ms. Tu became our controlling stockholder. For accounting purposes, the reverse acquisition transaction with Bingwu Forestry was treated as a reverse acquisition, with Bingwu Forestry as the acquirer and CNFI as the acquired party.

Upon closing of the reverse acquisition, on November 1, 2010, Mr. Rene Soullier, our sole director and officer, submitted a resignation letter, pursuant to which he resigned from all offices that he held, effective immediately, and from his position as our director that became effective on November 28, 2010, the tenth day following our mailing of an information statement complying with the requirements of Section 14f-1 of the Exchange Act, or the Information Statement, to our stockholders. On the same date, our board of directors increased its size from one to three members and appointed Messrs.

Yulu Bai, Yudong Ji and Yi Zeng to fill the vacancies created by such increase and by Mr. Soullier’s resignation. Mr. Bai’s appointment became effective upon the closing of the reverse acquisition on November 1, 2010, while the remaining appointments became effective on November 28, 2010. In addition, our board of directors appointed Mr. Bai to serve as our Chief Executive Officer, Mr. Jiyong He to serve as our Chief Financial Officer, Mr. Fangping Peng to serve as our Chief Operating Officer and Mr. Dongsheng Tan to serve as our Chief Marketing Officer, effective immediately.

As a result of the reverse acquisition, our business operations consist of the business and operations of Bingwu Forestry and its PRC subsidiaries. Bingwu Forestry serves as a holding company that owns 100% of Aosen Forestry, which in turn owns 100% of Silvan Flooring. Bingwu Forestry was incorporated in Hong Kong as a private limited company on April 9, 2010. Bingwu Forestry has no active business operations or assets other than its 100% ownership of Aosen Forestry. Aosen Forestry was established in the PRC on November 22, 2004, for the primary purpose of engaging in the manufacture and sale of fiber boards. Silvan Flooring was established in the PRC on October 22, 2007, for the purpose of engaging in the manufacture and sale of wood flooring, furniture and decorations. Bingwu Forestry acquired Aosen Forestry pursuant to an equity transfer agreement on May 18, 2010, for a purchase price of $2,488,471.

On October 22, 2007, Aosen Forestry established Silvan Flooring as a 55% majority-owned joint venture with Guizhou Silvan Touch Wooden Co., Limited, or GST, the 45% minority holder, which was 94.3% owned and controlled at the time by Mr. Yulu Bai, our Chief Executive Officer and Aosen Forestry’s General Manager at the time. On May 8, 2009, Aosen Forestry acquired GST’s minority interest in Silvan Flooring from GST and Silvan Flooring became Aosen Forestry’s wholly-owned subsidiary. GST no longer holds any equity interest in Silvan Flooring, however, GST and its affiliates still hold the leases to our affiliated stores. On May 28, 2010, Mr. Bai sold his entire ownership interest in GST and no longer holds any equity interest in GST.

Assumption and Conversion of Outstanding Notes and Warrant

At the time of the reverse acquisition, Bingwu Forestry had two outstanding non-interest-bearing convertible notes in the aggregate principal amount of $4,800,000, convertible into an aggregate of 4,000,000 shares of the surviving company upon the consummation of a fundamental transaction, such as the reverse acquisition.

The first note, in the principal amount of $2,400,000, was issued to Horoy International Holding Limited, or Horoy, on July 23, 2010, and the second note, also in the principal amount of $2,400,000, was issued to Goldenbridge Investment Holdings Limited, or Goldenbridge, on September 7, 2010. Both notes were due and payable on or before November 15, 2010, and provided that, if at any time prior to their maturity date the Company is party to a reorganization or business combination transaction where the Company is not the surviving entity, the principal balance of such note would be immediately convertible into shares of common stock of the surviving entity at the option of the note holder at a rate of $1.20 per share. Neither the note holders, nor their beneficial owners, are affiliates of Bingwu Forestry or the Company.

We assumed these notes in connection with the reverse acquisition, and immediately thereafter, each of Horoy and Goldenbridge elected to convert their respective notes into an aggregate of 4,000,000 shares of our common stock.

Our Corporate Structure

All of our business operations are conducted through our PRC operating subsidiaries, Aosen Forestry and Silvan Flooring. The chart below presents our current corporate structure.

Our Industry

According to a PRC flooring industry publication entitled “China Wood Flooring Industry Status and Trends” (available at http://hi.baidu.com/xlove813/blog/item/03c675f0d81a6ac67931aadf.html), the size of China’s laminate flooring industry is estimated to be approximately $4.1 billion per year, with approximately 370 million square meters of wood flooring sold each year at an average sale price of $11 per square meter. We believe that the growth in our industry centers around an urbanization trend in China, where it is estimated that approximately 15 to 20 million people are migrating to urban areas each year. This migration has created approximately 500 million newly relocated urban dwellers and has increased demand for urban residential properties. We believe that many urban residential property owners will prefer laminate over more expensive hard wood due to cost concerns. Based on the “2010 China Wood Flooring Market Planning Report” published in April 2010 by 360BaoGao.com, laminate flooring accounted for 57% of wood-based flooring choices, with hardwood flooring and multilayer flooring accounting for most of the remaining market demand.

We believe that China lacks a significant supply of ancient forests to supply hardwood materials, and government policy has heavily restricted deforestation activities since 1998. Deforestation restrictions have been a part of the PRC government’s successive 7th, 8th, 9th, 10th and 11th 5-Year Plans since 1986, however, such policies were not strictly enforced until 1998, when the government determined that a main cause of the massive Yangtze flooding was deforestation around the upper Yangtze. During 2011, we plan to outsource the manufacturing of our hardwood flooring products and to sell such products through our sales network. We have no immediate plans to internally produce hardwood flooring products in order to mitigate raw material supply risk.

Our Growth Strategy

We believe that China's growing urban residential housing market creates a significant growth opportunity on which we intend to capitalize by utilizing the following strategies:

  Significantly expand our affiliate retail stores and our sales network during the next two years;

  Enhance brand awareness through strategic marketing campaigns, initially focusing in southwestern China;

  Increase fiber board production capacity of our current facility from 75,000 cubic meters to 200,000 cubic meters and double our laminate floor production capacity to 12 million square meters in the next 18 months;

  Cultivate timberland resources in Guizhou province to provide sufficient raw material for our growth plans throughout the next five years; and

  Acquire forestry assets and leading regional flooring companies in key regions in China to establish a nation-wide presence.

Our Products

Laminate Flooring - We produce laminate flooring products in a variety of types, designs, and colors and often with antiskid, patterned, designer, and paint polished features. We sell those products to wholesalers, retailers and contractors. We also provide installation services.

Fiber Boards - We manufacture high density industrial fiber boards and plywood overlays which sell mainly to industrial customers. Our fiber board products come in a variety of wood and designs as shown below.

For the fiscal year ended December 31, 2010, 69.4% of our revenue was generated from the sale of laminated flooring products and 30.6% was generated from the sale of fiber boards.

We believe that consumers choose our products based on quality, service, convenience and brand recognition. Based on our internal research on consumers’ product selection behaviors and available information from publicly traded competitors such as PowerDekor Group Ltd., or PowerDekor, and Shengda Forestry (Group) Co., Ltd., or SDF, we believe that our “Silvan Touch” brand is one of the top flooring brands in Guizhou province and ranks among the widely recognized brands in Southwestern China.

We also intend to develop a business segment focused on other forest-based products such as wood furniture, decorative wood products, and environmentally-friendly wood cabins that are intended to be used within natural reserves as a premium alternative to traditional camping equipment.

Production

We produce flooring products at our manufacturing facility which is located in Qianxinan, Guizhou province and has annual production capacity of six million square meters of laminate flooring and 75,000 cubic meters of industrial fiber boards. We are constructing new manufacturing facility that we expect will increase our overall capacity to 200,000 cubic meters of fiber boards and 12 million square meters of laminate floor. We are in the process of obtaining the land use rights for this new facility and, based on our current production schedule, we expect it to be completed by late 2012.

Production of our fiber boards involves the following multistep process: raw material sourcing, wood chipping and waxing, hot abrasion and adhesives application, air drying, weight and density testing, molding, cooling, hot pressing, transporting to processing stations, cutting, pressing, polishing, trimming, quality examinations and delivery.

Production of our laminate flooring involves the following process: sourcing fiber board, raw material cutting and drying, glue application, hot pressing, cooling, transporting to processing stations, cutting, pressing, polishing, weathering, surface material selection and application, trimming, quality examinations and delivery.

We strive to maintain high product standards and enforce strict quality controls in our production facility. Our products are tested individually, segmented into different quality tiers and priced according to the tiers. We use a combination of ISO and China National Standards to manage our business. We have used the ISO-2001 system since January 2008 to manage our production flow and we recently upgraded to the ISO-2009 system for a number of production procedures. We conduct standard quality testing on all of our products prior to sales.

We hold several international product quality certifications, including: the European Union CE Certification, the International Production Standard Certification. In addition, we hold the ISO14001:2004 (International Environmental Management System), ISO10012:2003 (International Measurement Management System), ISO 9001:2000 (International Quality Management System) certifications. We are also a Standing Member of the National Forestry Industry Association, Flooring Committee, and of the Director of China Timber Distribution Association, Flooring Committee.

We strive to minimize waste of natural resources and use by-products, such as branches and other wood scraps, in our manufacturing operations. We also work continuously on improving energy efficiency in our production process. For example, we recently improved our thermal oil furnace to virtually eliminate dust and sulphur dioxide emission, and keep dust and sulphur dioxide emission below the GB13271-2001 emission standard requirements during abnormal operation conditions, which are operating conditions when the machinery does not operate fully as designed or when raw material quality does not fully satisfy requirements.

GB13271—2001 is China’s national "Boiler Gas Emission Standard" issued on November 12, 2001 by the Ministry of Environmental Protection and the General Administration of Quality Supervision, Inspection and Quarantine, and effective since January 1, 2002. This standard sets the maximum allowable emission limits of flue dust, flue gas blackness and SO2 of coal-fueled boilers with capacity <0.7MW(1t/h) and the maximum allowable emission limits of flue dust, flue gas blackness, SO2 and NOx of oil-burning and gas-burning boilers. We satisfy the requirements from requirements from section type II of GB13271—2001, which limits powder level <200 mg / cubic meter, SO2 level <900 mg / cubic meter. During abnormal operating conditions, our production system keeps the powder level <188 mg / cubic meter and SO2 level < 800 mg / cubic meter, both within the requirement of GB13271—2001.

Raw Materials and Suppliers

The major raw materials for our laminate flooring and fiber boards are hardwood lumber, branches, and other wood byproducts. We also purchase significant amounts of packaging materials, resins, stains, veneers and chemicals, and consume significant amounts of electricity, natural gas and water.

We currently purchase raw materials essential to our business from numerous suppliers. Commencing in September 2011, we expect to utilize raw materials from our 2,250 hectares (approximately, 22.5 km2) of eucalyptus forest for which we hold land use rights. See “Properties” below for a description of our land use rights. We have not yet utilized raw materials from this forestry land in our operations because they have not yet reached maturity for harvesting. We expect to harvest materials from this land by September, 2012. As of December 31, 2010, procurements of wood and wood byproducts accounted for 67.9% of our raw material supply. We procure most of our production chemicals, such as paraffin, formaldehyde and accelerant, from Guizhou Shuanghe Industrial & Trading Co., Ltd.

In general, adequate supplies of raw materials are available from numerous suppliers and we are not dependent on any single supplier. Availability can change based on environmental conditions, laws and regulations, shifts in demand, transportation disruption and other events that affect us and our suppliers which often are outside of our control.

Customers

We sell our flooring products primarily to private residential customers and various commercial, educational and government entities. Our residential sales are primarily through specialty stores and our affiliate stores. Our commercial sales of industrial fiber boards and flooring products are usually through our direct sales force. We are also seeking commercial arrangements for the sale of our products through home supply stores, such as our recent agreement to sell our products at Red Star Macalline Furniture Mall’s Guiyang store. We believe that home supply stores are an important channel for the sale of building/home renovation materials and we plan to increase our efforts to work with more home supply stores in the future.

Below is a list of our top customers for the fiscal year ended December 31, 2010:

	Company	Region	% of total sales
1.	Guizhou Shuanghe Industrial & Trading Co., Ltd	Guizhou	47.95%
2.	Kunming Hing Hong Building Materials Co., Ltd	Kunming	25.75%
3.	GST	Guizhou	4.02
Total			77.72%

For the year ended December 31, 2010, sales revenues generated from Guizhou Shuanghe Industrial & Trading Co., Ltd, Kunming Hing Hong Building Materials Co., Ltd, and GST amounted to 77.72% of total sales revenues, and sales to Guizhou Shuanghe Industrial & Trading Co., Ltd., our largest single customer, amounted to 47.95% of total sales revenues during the period. We do not enter into long-term contracts with these customers and therefore cannot be certain that sales to these customers will continue. The loss of our largest customers would likely have a material negative impact on our sales revenues and business.

During the fiscal year ended December 31, 2009, 63.27% of our sales were to GST, a company formerly owned and controlled by Mr. Yulu Bai, our Chairman and Chief Executive Officer. GST procures industrial fiber boards from us for the production of laminate flooring. Through March 31, 2010, we sold approximately $1.5 million in fiber board products to GST, after which time GST ceased to produce laminate flooring and no longer procured flooring products directly from us. However, we continue to provide our flooring products via commercial arrangements with five affiliate stores controlled by GST and its affiliates. On September 29, 2009, Mr. Bai disposed of his interest in GST to a third party purchaser.

During the fiscal year ended December 31, 2010, only 4.02% of our sales were to GST, Guizhou Shuanghe Industrial & Trading Co., Ltd became our largest customer for the year ended December 31, 2010.

Competition

Competition in the flooring industry is based primarily on product quality, pricing, and perceived brand quality. Currently the flooring market is very fragmented with dozens of companies of various sizes. We believe that no single company in China holds more than 15% of the market share in the flooring industry. Competition tends to be regionally concentrated due to high transportation and distribution costs. Our primary competition comes from domestic companies such as PowerDekor, SDF, and Der International Flooring Ltd, or Der.

The quality of our products is similar to most of our competitors, however, some of our competitors charge higher prices due to a higher perceived brand value. Other competitors focus more heavily to consumers and are present in larger numbers of distribution outlets.

We believe that having our own regenerative source of raw materials by late 2012 will afford us a competitive advantage in terms of securing long-term raw materials, maintaining reasonable margins, and ensuring continued production. A key business risk in the wood-based flooring industry is the continued availability of reasonably priced raw materials without which flooring companies could experience business interruptions. As a result, we believe that our control of a significant portion of our own future raw material supply via our land use rights to forestry land is a key advantage in our future operations and growth. In addition, we will practice reforestation by planting of fast growing eucalyptus trees on our forest land to replenish raw material sources, which we expect will lead to constant forest regeneration. These rapid growth trees could be harvested 5 years after the initial planting by cutting the trunks and leaving the roots in place. The trees usually grow again from the roots and may be harvested within another in 5 years. With this method we will be able to plant such trees at 10-year intervals and harvest twice during each 10-year period.

We have entered into joint management agreements with local farmers to look after and maintain our forest land, in exchange for funding, technological guidance, young trees, fertilizers, our sale of produce from the land to third parties, and a pro rata share of such sales revenue. Sales revenues from this arrangement is usually apportioned on an 80:20 basis, with the Company receiving 80% and the local farmer receiving 20%.

We believe that the quality of our product and service offerings and our access to regenerative forests distinguish us from many of our competitors and provide us with a competitive edge in the market for wood flooring. In addition, we ensure the highest level of service and customer satisfaction by providing customers with our own professionally trained installers instead of third-party contractors. We believe that our focus on quality and service also positions us to successfully bid on commercial, governmental, and residential projects.

Sales and Marketing

We market our products at five branch offices and eight affiliate stores, and through approximately 504 contracted flooring specialty retail stores that are concentrated mostly in southwestern China. Of the stores, 266 are located in Guizhou province, 136 in Yunnan province, 75 in the Guangxi Zhuang Autonomous Region and 27 in Sichuan province. We plan to gradually expand our presence beyond southwest China and are working to develop the central China (Henan province) and northwestern China (Shaanxi province) markets. We are also evaluating the Southeast Asian, Australian, and North American markets for future expansion opportunities.

We are also in process of negotiating commercial arrangements with home supply stores to market our products. For instance, we have entered into an agreement to sell our products at Red Star Macalline Furniture Mall’s Guiyang store, a large home products supply store chain in China with over 30 malls and stores across China. Large home supply stores, similar to Home Depot and Lowe’s in the US, are an important channel for building/home renovation material sales. We plan to increase our efforts to work with more home supply stores in the future but cannot assure you that our negotiations will result in any revenue generating agreement.

Over 80% of our total flooring sales are made through distributors who are critical to our overall success. To encourage this trend, we have created a standardized approach to quickly recruit and train distributors on how to effectively sell our products. In addition, we provide ongoing training sessions to continuously develop our distributors’ capabilities to ensure long term success.

Furthermore, we have established a comprehensive reward system in which distributors can earn monetary incentives if they achieve and exceed sales targets. We also provide marketing funds to distributors to help generate consumer interest and promote brand awareness. All marketing activities are monitored regionally to optimize marketing fund allocation and avoid redundancy in coverage. Due to our targeted focus on distributor support, we believe that we have one of the lower distributor turnover ratios in the industry at 5% a year.

Research and Development

We do not have a research and development center or a dedicated research and development team. Approximately 20% of our employees are members of our technical staff, who focus on maintaining and improving the production procedures and on developing new products.

Intellectual Property

Aosen Forestry currently holds the following utility model patents from China’s state intellectual property office:

Description	Patent Number	Authorization Date
An environment friendly base molding	ZL 2009 2 0314290.1	August 4, 2010
A type of laminate flooring	ZL 2009 2 0314294.X	August 4, 2010
A type of anti-skid laminate flooring	ZL 2009 2 0314289.9	August 4, 2010

In connection with the acquisition of Silvan Flooring, Aosen Forestry and GST entered into a licensing and distribution agreement, dated November 18, 2009, pursuant to which GST transferred its “Silvan Touch” trademark (registered trademark number 1182064) to Aosen Forestry which then licensed it back to GST to be used in connection with its distribution of our “Silvan Touch” products. The assignment of the trademark has received government approval.

We rely on trade secret protection and non-disclosure agreements to protect our proprietary information and know-how. Our management and key members of our technical staff have entered into non-disclosure agreements in which they acknowledge that all inventions, designs, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership rights that they may claim in those works. It may be possible for third parties to obtain and use, without our consent, intellectual property that we own or are licensed to use. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. See Item 1A, “Risk factors—Risks Related to Our Business—Our inability to protect our intellectual property may prevent us from successfully marketing our products and competing effectively.”

Employees

As of December 31, 2010, we employed a total of 228 full-time employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Management, Financial, and Administrative Office	36
Production	60
Sales and Marketing	18
Technical Staff	45
Security*	36
Cafeteria	16
Logistics	14
Housing Management	3
Total	228

* We store certain amounts of raw materials, such as wood and wood byproducts, along with work-in-progress, in both indoor and outdoor warehouses. Such stored raw materials and work-in-progress require round-the-clock security to guard against hazards such as fire. We also provide round-the-clock security at our employee dormitories for the safety of our resident employees. The foregoing uses of security personnel are usual and customary in our industry in China.

We maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations. None of our employees is represented by a labor union.

We are required by Chinese law to make monthly contributions to a state pension plan organized by Chinese municipal and provincial governments to cover employees in China with various types of social insurance. We have purchased such social insurance for some of our employees and for those whom we have not purchased social insurance, the premium has been added into their salary so that they can purchase social insurance in their individual capacity at the location of their recorded residences. Failure to make such social security contribution is subject to a late payment fee equal to 2% of the unpaid amount each day and we may be subject to a fine of up to RMB 10,000.

Environmental Compliance

As we conduct our manufacturing activities in China, we are subject to the requirements of PRC environmental laws and regulations on air emission, waste water discharge, solid waste and noise. We aim to comply with environmental laws and regulations. The local environmental protection authority issued to us a “Pollutant Discharge Permit” and requested that the company conduct an annual audit of its compliance with the national standards. We are not subject to any admonitions, penalties, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as defendant for violation of any environmental law or regulation. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

PRC Government Regulations

General Regulation of Business

Because our primary operating subsidiaries are located in China, we are subject to China’s national and local laws. This section summarizes the major PRC regulations relating to our business. Among others, we are subject to regulations related to a foreign invested enterprise, or FIE, which refers to an enterprise whose equity interest is held by a non-PRC shareholder. There are three main PRC regulations governing FIEs in China: the Laws of China-Foreign Equity Joint Ventures, the Laws of China-Foreign Cooperative Joint Ventures and the Laws of Wholly Foreign Owned Enterprises. As Aosen Forestry is the wholly owned subsidiary of Bingwu Forestry, only the Laws of Wholly Foreign Owned Enterprises, or the WFOE Law, applies to our business. To comply with the WFOE Law, Aosen Forestry needs to (a) obtain an approval certificate from the local Ministry of Commerce, or MOFCOM, in addition to a business license, (b) make a capital contribution in accordance with the MOFCOM approved schedule, and (c) register with the PRC local foreign exchange bureau and open a foreign exchange account. It will also need to obtain approvals and make filings for transferring funds in and out of China. We believe that we have been in compliance with these requirements.

Permits and Certificates

We operate in an industry with mature regulatory standards. In order to continue our operations, we are required to maintain the following manufacturing and operational licenses and certifications:

Permit/Certification	Issuing Authority	Subsidiary that	Effective Date	Expiration/Term
maintain the
license/certification
National Industrial	PRC State	Aosen Forestry	September 29, 2007	Expires on September
Product Production	Administration for			28, 2012
Permit	Quality Supervision
	and Inspection and			Expires on September
	Quarantine	Silvan Flooring	September 8, 2010	7, 2015
Quality Management System Authentication Certificate (consistency with ISO9001:2000 and GB/T19001-2000)	China Quality Authentication Center	Aosen Forestry	March 18, 2008	Expired on March 17, 2011 (renewal pending)
Measurement Management System Authentication Certificate (consistency with GB/T19022-2003 and ISO10012-2003)	Zhongqi Measurement System Authentication Center	Aosen Forestry	July 8, 2008	Expires on July 7, 2012

Environmental Regulations

The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. We hold the following environmental licenses and certifications:

Permit/Certification	Issuing Authority	Subsidiary that	Effective Date	Expiration/Term
maintain the
license/certification
Environment Management System Authentication Certificate	China Quality Authentication Center (consistency with the standards of ISO14001:2004 and GB/T24001-2004)	Aosen Forestry	April 3, 2008	Expired on April 2, 2011, (renewal pending)
Emission Certification	Guizhou Dingxiao Economic Development District Environment Protection Agency (EPA)	Aosen Forestry	May 24, 2010	May 24, 2013
Radiation Safety Certification	Environment Protection Agency (EPA) of Guizhou province	Aosen Forestry	January 8, 2007	January 8, 2012

Patent Protection in China

The PRC's intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to most of the world's major intellectual property conventions, including:

  Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

  Paris Convention for the Protection of Industrial Property (March 19, 1985);

  Patent Cooperation Treaty (January 1, 1994); and

  The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

Patents in the PRC are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985. Amended versions of the China Patent Law and its Implementing Regulations came into effect in 2001 and 2003, respectively.

The PRC is signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

Taxation

On March 16, 2007, the National People's Congress of China passed a new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008.

Before the implementation of the EIT Law, FIEs established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Despite these changes, the EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law will be subject to gradually increased EIT rates over a 5-year period until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for other preferential tax treatments by the PRC government under the original EIT law are allowed to continue enjoying their preference until these preferential treatment periods expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization's business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization's global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A, “Risk Factors – Risks Related to Doing Business in China – Under the New Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

In addition, the EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises' shareholder has a tax treaty with China that provides for a different withholding arrangement. Aosen Forestry and Silvan Flooring are considered FIEs and are directly held by our subsidiary in Hong Kong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to Bingwu Forestry by Aosen Forestry and Silvan Flooring, but this treatment will depend on our status as a non-resident enterprise.

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay value added tax, or VAT, at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to some or all of the refund of VAT that it has already paid or borne.

Foreign Currency Exchange

All of our sales revenue and expenses are denominated in RMB. Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, employee salaries (even if employees are based outside of China), and payment for equipment purchases outside of China, without the approval of the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, by complying with certain procedural requirements. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including MOFCOM, or their respective local branches. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing. In the event of a liquidation of our PRC subsidiaries, SAFE approval is required before the remaining proceeds can be expatriated from China.

Dividend Distributions

Substantially all of our sales are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends.

Circular 75

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligation.

In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed. Failure to comply with the requirements of Circular 75 may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

As we stated under Item 1A, “Risk factors—Risks Related to Doing Business in China—Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiary's ability to distribute profits to us or otherwise materially adversely affect us,” we have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, many of the terms and provisions in Circular 75 remain unclear and implementation by central SAFE and local SAFE branches of Circular 75 have been inconsistent since their adoption. Therefore, we cannot predict how Circular 75 will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

Mergers and Acquisitions

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the 2006 M&A Rule, which became effective on September 8, 2006, and was amended in 2009. According to the 2006 M&A Rule, a “Round-trip Investment” is defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). Under the 2006 M&A Rules, any Round-trip Investment must be approved by MOFCOM and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

On May 17, 2010, our Chairman and CEO, Mr. Yulu Bai, entered into an option agreement with Ms. Ren Ping Tu, pursuant to which Mr. Bai was granted an option to acquire 20,500,000 shares our common stock currently owned by Ms. Tu, for an exercise price of $2,500,000. Mr. Bai may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof. After Mr. Bai exercises this option, he will be our controlling stockholder. His acquisition of our equity interest is required to be registered with the competent administration of industry and commerce authorities, or AIC, in Beijing. Mr. Bai will also be required to make filings with the Beijing SAFE, to register the Company and its non-PRC subsidiaries to qualify them as SPVs, pursuant to Circular 75.

As we stated under Item 1A, “Risk factors—Risks Related to Doing Business in China—Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of Aosen Forestry constitutes a Round-trip Investment without MOFCOM approval,” the PRC regulatory authorities may take the view that Mr. Bai’s acquisition of our equity interest and the reverse acquisition of Bingwu Forestry are part of an overall series of arrangements which constitute a Round-trip Investment because at the end of these transactions, Mr. Bai will become the majority owner and effective controlling party of a foreign entity that acquired ownership of our Chinese subsidiaries. In the opinion of our PRC counsel, these transactions do not constitute a Round-trip Investment, however, if the PRC regulatory authorities take the opposite view, they could invalidate our acquisition and ownership of our Chinese subsidiaries. Additionally, the PRC regulatory authorities may take the view that Mr. Bai’s acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. If this takes place, we would seek to take remedial action and find a way to re-establish control over the business operations of our Chinese subsidiaries. One way to re-establish control would be through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiaries. If we had to re-establish control through contractual arrangements, we would first transfer back our equity interests in Aosen Forestry from Bingwu Forestry to the prior shareholders of Aosen Forestry. After that, we would set up a new wholly-owned foreign enterprise, or the WOFE, in the PRC and re-establish control over Aosen Forestry through a series of contractual agreements among the WOFE and the shareholders of Aosen Forestry, such as an exclusive technical consulting service agreement, an operating agreement, an equity pledge agreement and an equity purchase agreement. Through these agreements, we expect that we would re-establish substantial control over Aosen Forestry and its PRC operating subsidiary’s daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of these entities, we believe that we would be entitled to consolidate the financial results of Aosen Forestry and its subsidiary in our consolidated financial statements under relevant U.S. GAAP.

Insurance

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, we are subject to business and product liability exposure. Item 1A, See “Risk Factors – Risks Related to Our Business – We have limited insurance coverage in China.”

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

We depend upon commercial relationships with three major customers for a significant portion of our sales revenue, and we cannot be certain that sales to these customers will continue. If sales to these customers do not continue, then our sales may decline and our business may be negatively impacted.

We currently supply our wood flooring products to three major customers in the Chinese domestic market. For the year ended December 31, 2010, sales revenues generated from Guizhou Shuanghe Industrial & Trading Co., Ltd, Kunming Hing Hong Building Materials Co., Ltd, and GST amounted to 77.72% of total sales revenues, and sales to Guizhou Shuanghe Industrial & Trading Co., Ltd., our largest single customer, amounted to 47.95% of total sales revenues during the period. We do not enter into long-term contracts with these customers and therefore cannot be certain that sales to these customers will continue. The loss of our largest customers would likely have a material negative impact on our sales revenues and business.

In order to grow at the pace expected by management, we will require additional capital to support our long-term growth strategies. If we are unable to obtain additional capital in future years, we may be unable to proceed with our plans and we may be forced to curtail our operations.

Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. We will require additional working capital to support our long-term growth strategies, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions so as to enhance the overall productivity and benefit from economies of scale. However, due to the uncertainty arising out of domestic and global economic conditions and the ongoing tightening of domestic credit markets, we may not be able to generate adequate cash flows or obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Even if we are able to obtain additional financing, it may not be on terms that are favorable to the Company. Furthermore, additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities, including registration rights. If we are unable to raise additional financing, we may be unable to implement our long-term growth strategies, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail operations.

Our business could be adversely affected by reduced levels of cash, whether from operations or from borrowings.

Historically, our principal sources of funds have been cash flows from operations and borrowings from banks and other institutions. Our commercial short term bank loans totaled $4,535,830 (RMB 29,900,000) as of December 31, 2010. Our operating and financial performance may generate less cash and result in our failing to comply with our credit agreement covenants. We were in compliance with these covenants during the 2010 fiscal year, however, our ability to remain compliant in the future will depend on our future financial performance and may be affected by events beyond our control. There can be no assurance that we will generate sufficient earnings and cash flow to remain in compliance with the credit agreement or that we will be able to obtain future amendments to the credit agreement to avoid a default. In the event of a default, there can be no assurance that we could negotiate a new credit agreement or that we could obtain a new credit agreement with satisfactory terms and conditions within a reasonable time period.

Our business and operations will suffer if end-customers prove to be not creditworthy.

In our industry, companies such as ours enter into large industrial commercial sub-contracts with prime contractors in addition to consumer retail sales. While our retail customers generally pay the entire amount at time of purchase but we sometimes do not receive full payment on a project from our industrial customers until they are paid by the end-customer. Consequently, we extend credit to some of our industrial customers while generally requiring no collateral. We perform ongoing credit evaluations of our customers' financial condition and generally have no difficulties in collecting our payments. However, if we encounter future problems collecting amounts due from our clients or if we experience delays in the collection of amounts due from our clients, our liquidity could be negatively affected. In order to reduce collection risks, we have turned down some opportunities that we believed carried unfavorable payment terms.

Environmental regulations impose substantial costs and limitations on our operations.

We are subject to various national and local environmental laws and regulations in China concerning issues such as air emissions, wastewater discharges, and solid waste management and disposal. These laws and regulations can restrict or limit our operations and expose us to liability and penalties for non-compliance. While we believe that our facilities are in material compliance with all applicable environmental laws and regulations, the risks of substantial unanticipated costs and liabilities related to compliance with these laws and regulations are an inherent part of our business. It is possible that future conditions may develop, arise or be discovered that create new environmental compliance or remediation liabilities and costs. While we believe that we can comply with existing environmental legislation and regulatory requirements and that the costs of compliance have been included within budgeted cost estimates, compliance may prove to be more limiting and costly than anticipated.

Our success relies on our management’s ability to understand the wood flooring industry. We may not be able to maintain or improve our competitive position in the wood flooring industries, and we expect this competition to continue to be intense.

We target the highly fragmented and competitive wood flooring market in China for our products and services. China’s wood flooring industries are large and established and rapidly evolving. As such, it is critical that our management is able to understand industry trends and make good strategic business decisions. If our management is unable to identify industry trends and act in response to such trends in a way that is beneficial to us, our business will suffer.

Our primary competition comes from domestic companies such as SDF and PowerDekor. These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services, and may be able to more effectively market their products than we can because they have significantly greater financial, technical and marketing resources than we do. They may also be able to devote greater resources than we can to the development of their products. Increased competition could require us to reduce our prices, resulting in our receiving fewer customer orders and in our loss of market share. We cannot assure you that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition could be materially adversely affected.

Future government regulations or other standards could have an adverse effect on our operations.

Our operations are subject to a variety of laws, regulations and licensing requirements of national and local authorities in the PRC. We are required to obtain licenses or permits from the PRC central government and from Guizhou province, where we operate, and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. In the event that these laws, regulations and/or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such rules and regulations. In addition, new regulations may be enacted that could have an adverse effect on us.

Our business and reputation as a provider of wood flooring products may be adversely affected by product defects or performance.

We believe that we offer high quality products that are reliable and competitively priced. If our products do not perform to specifications, we might be required to redesign or recall those products or pay substantial damages. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products. In addition, product defects could result in substantial product liability. We do not have product liability insurance. If we face significant liability claims, our business, financial condition, and results of operations would be adversely affected.

If our suppliers fail to perform their contractual obligations, our ability to provide services and products to our customers, as well as our ability to obtain future business, may be harmed.

Many of our products include machines and raw materials procured from other companies upon which we rely to provide a portion of the products that we provide to our customers. There is a risk that we may have disputes with our suppliers, including disputes regarding the quality and timeliness of parts and raw materials provided by these suppliers. A failure by one or more of our suppliers to satisfy the agreed-upon contracts may materially and adversely impact our ability to perform our obligations to our customers, could expose us to liability, and could have a material adverse effect on our ability to compete for future contracts and orders.

Our expansion plans may not be successful.

Our manufacturing facility in Qianxinan, Guizhou province, has an established annual production capacity of 6 million square meters of laminate flooring and 75,000 cubic meters of industrial fiber boards. We have begun construction of new manufacturing facility that we expect will increase our overall capacity to 200,000 cubic meters of fiber boards and 12 million square meters of laminate floor. We expect to complete this new facility by late 2012. We expect to incur significant costs in connection with the expansion of our business, and any failure to successfully implement our expansion plans may materially and adversely affect our business, financial condition and results of operations.

Our production capacity might not be able to meet with growing market demand or changing market conditions.

We cannot give assurance that our production capacity will be able to meet our obligations and the growing market demand for our products in the future. Furthermore, we may not be able to expand our production capacity in response to changing market conditions. If we fail to meet demand from our customers, we may lose our market share.

We may not be able to develop new products or expand into new markets.

We intend to develop and produce new flooring products. The launch and development of new products involve considerable time and commitment which may exert a substantial strain on our ability to manage our existing business and operations. We cannot ensure that our research and development capacity and capability is sufficient to develop any marketable new products or that any income will be generated from such new products. If we are not able to develop and introduce new products successfully, or if our new products fail to generate sufficient revenues to offset our research and development costs, such failure could lead to wasted resources and our business, financial condition and operating results could be adversely affected. An element of our strategy for growth also envisages us selling existing or new products into new markets. There is no guarantee that we will be successful in executing our strategy for growth and our failure to execute our growth strategy successfully may have a material and adverse affect on our future revenue and profitability.

We rely on distributors for the vast majority of our sales, particularly one distributor that accounted for more than half of our revenues during 2009. Our business will suffer if distributors discontinue doing business with us at historical levels and cannot be replaced.

Approximately 80% of our sales are made to distributors that resell our products to various end-consumers. Our largest distributor, Guizhou Shuanghe Industrial & Trading Co., Ltd., accounted for approximately 47.95% of our revenue in our fiscal year ended December 31, 2010.

We intend to expand distribution of our products by entering into distribution arrangements with regional distributors or other direct store delivery distributors having established sales, marketing and distribution organizations. However, many distributors are affiliated with and manufacture and/or distribute other flooring products, and in many cases, such products compete directly with our products.

The marketing efforts of our distributors are critical for our success. If we fail to attract additional distributors, and our existing distributors do not promote our products at the same or at a greater level than the products of our competitors, our business, financial condition and results of operations could be adversely affected.

We manufacture our products in a single location, and any material disruption of our operations could adversely affect our business.

Our operations are subject to uncertainties and contingencies beyond our control that could result in material disruptions in our operations and adversely affect our business. These include industrial accidents, fires, floods, droughts, storms, earthquakes, natural disasters and other catastrophes, equipment failures or other operational problems, strikes or other labor difficulties.

All of our products were manufactured in our production facilities in Qianxinan, the PRC. If there is any damage to our production facilities, we may not be able to remedy such situations in a timely and proper manner, and our production could be materially and adversely affected. Any breakdown or malfunction of any of our equipment could cause a material disruption of our operations. Any such disruption in our operations could cause us to reduce or halt our production, prevent us from meeting customer orders, adversely affect our business reputation, increase our costs of production or require us to make unplanned capital expenditures, any one of which could materially and adversely affect our business, financial condition and results of operations.

The costs for labor may increase.

The manufacturing industry is labor intensive. Labor costs in the PRC have been increasing over the past few years, and we cannot assure you that the cost of labor in the PRC will not continue to increase in the future or that we will be able to increase the prices of our products to offset such increases. If we are unable to identify and employ other appropriate means to reduce our costs of production or to pass on the increased labor and other costs of production to our customers, our business, financial condition, results of operations and prospects could be materially and adversely affected.

If we are unable to attract and retain senior management and qualified technical and sales personnel, our operations, financial condition and prospects will be materially adversely affected.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and on our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our Chief Executive Officer, Mr. Yulu Bai; our Chief Financial Officer, Mr. Jiyong He; our Chief Operating Officer, Mr. Fangping Peng; our Chief Marketing Officer, Mr. Dongsheng Tan; and our Vice President of Investor Relations, Ms. Terry Li. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

We have limited insurance coverage in China.

Operation of our facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Furthermore, if any of our products are faulty, then we may become subject to product liability claims or we may have to engage in a product recall. We do not carry any business interruption insurance, product recall or third-party liability insurance for our production facilities or with respect to our products to cover claims pertaining to personal injury or property or environmental damage arising from defects in our products, product recalls, accidents on our property or damage relating to our operations. While business interruption insurance and other types of insurance are available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Our inability to protect our intellectual property may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brands and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our patents and trade secrets, to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets (including our flavor concentrate trade secrets) or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly and we may lack the resources required to defend against such claims. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to market or sell our brands, and profitably exploit our products.

One of our existing stockholders has substantial influence over our company, and his interests may not be aligned with the interests of our other stockholders.

Our controlling stockholder, Ren Ping Tu, owns approximately 68.33% of our outstanding voting securities and has significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company and may reduce the price of our shares.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K and a report of our management is included under Item 9A of this Annual Report on Form 10-K. Under current law, we were subject to these requirements beginning with our annual report for the fiscal year ending December 31, 2010. We can provide no assurance that we will comply with all of the requirements imposed thereby. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China's political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

  Level of government involvement in the economy;

  Control of foreign exchange;

  Methods of allocating resources;

  Balance of payments position;

  International trade restrictions; and

  International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance and the lack of a flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our subsidiaries in the PRC. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and all of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed companies with substantial PRC operations, we may have to expend significant resources to investigate and resolve any negative allegations resulting from such scrutiny which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such allegations cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies such as ours that have completed reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around a lack of effective internal controls over financial accounting resulting in financial and accounting irregularities and mistakes, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed PRC companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now conducting internal and external investigations into the allegations, and in the interim are subject to shareholder lawsuits and SEC enforcement actions. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely impacted and your investment in our stock could be rendered worthless.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the PRC economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

The majority of our sales will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our sales are earned by our PRC subsidiaries. However, as discussed more fully under Item 1, “Business – PRC Government Regulations – Dividend Distributions,” PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiary's ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75. Circular 75 requires PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an SPV for the purpose of engaging in an equity financing outside of China. See Item 1, “Business – PRC Government Regulations – Circular 75” for a detailed discussion of Circular 75 and its implementation.

We expect to ask our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of Aosen Forestry constitutes a Round-trip Investment without MOFCOM approval.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, referred to as the 2006 M&A Rule, which regulate “Round-trip Investments,” defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). See Item 1, “Business – PRC Government Regulations – Mergers and Acquisitions” for a detailed discussion of the 2006 M&A Rule.

The PRC regulatory authorities may take the view that Mr. Bai’s acquisition of our equity interest (following exercise of his option), or the Acquisition, and the reverse acquisition of Bingwu Forestry, are part of an overall series of arrangements constituting a Round-trip Investment because at the end of these transactions, Mr. Bai will become the majority owner and effective controlling party of a foreign entity that acquired ownership of our Chinese subsidiaries. The PRC regulatory authorities may also take the view that the registration of the Acquisition with the relevant AIC in Beijing and the filings with the Beijing SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the reverse acquisition and its link with the Acquisition. If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment under the 2006 M&A Rules, we cannot assure you we may be able to obtain the approval required from MOFCOM.

In the opinion of our PRC counsel, the Acquisition does not constitute a Round-trip Investment because Ms. Ren Ping Tu, the sole shareholder of Bingwu Forestry, is neither a PRC citizen, a shareholder of Aosen Forestry, nor a member of Aosen Forestry’s management. Furthermore, our counsel does not believe that the existence of the option agreement defeats the status of the acquisition since Mr. Bai’s option to acquire control of the Company will not vest until May 2011, which is 12 months following the acquisition. However, if the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiaries. Additionally, the PRC regulatory authorities may take the view that the Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiaries’ business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiaries, but we cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of our Chinese subsidiaries’ business as if the Company had direct ownership of our Chinese subsidiaries. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of our Chinese subsidiaries, our business and financial performance will be materially adversely affected.

Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

The EIT Law and its implementing rules became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2011 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Nonresident Enterprises' Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

We have not received formal land use rights to the land where our manufacturing facility is located.

We hold 20,128 square meters of land in Xingyi, Guizhou province which houses, plants, warehousing and packaging facilities, dormitory space, administrative offices, and maintenance facilities. Our use of this land was authorized by the authorities of the Dingxiao Economic Development Zone, Guizhou province, and since that time our application for the formal land use right was forwarded to the Guizhou Province Land Resources authority for approval. However, due to differences in the planning of the Economic Development Zone and the Land Resources authorities, we have still not obtained formal land use rights for such land. The Economic Development Zone has been actively working to obtain formal approval, which they expect to receive during the second quarter of 2011. Since our company was a key invitee to the Dingxiao Economic Development Zone and they are actively helping us with the land use rights application process. As a result, we do not expect our operations to be jeopardized while we await such land use rights.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTCQB market which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB over-the-counter electronic quotation system maintained by The OTC Markets, LLC. The over-the-counter market is a significantly more limited market than exchanges such as the New York Stock Exchange and NASDAQ. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock on a stock exchange as soon as practicable, however, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Articles of Incorporation authorize our board of directors to issue up to 5,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

There is no private ownership of land in China and all urban land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be obtained from the government for a period of up to 50 years for industrial usage, 40 years for commercial usage and 70 years for residential usage, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee.

Our corporate headquarters are located in Guiyang, Guizhou province. We use 20,128 square meters of land on which plants, warehousing and packaging facilities, dormitory space, administrative offices, and maintenance facilities are located. Our construction on this land was authorized in 2004 by the authorities of the DEDZ, and at that time, our application for formal land use rights was forwarded to the Guizhou LRD for approval. We have been advised by the Guizhou LRD that, due to DEDZ planning changes, the Guizhou LRD had suspended the issuance of any land use rights to DEDZ residents, including us, until it could approve such planning changes. However, we understand that the Guizhou LRD has now agreed to the DEDZ planning changes and the DEDZ has been actively working to obtain formal approval for the Company, which they expect to receive in mid-2011.

We have purchased the following forestry land use rights for a total of $5,856,515 (RMB 40,000,000):

		Area
Certificate Number	Locality	(square kilometers)	Date of Issuance	Expiration Date
B520802335298	Liping County, Guizhou Province	17.33	December 10, 2009	October, 2040
B520802556795	Liping County, Guizhou Province	5.17	December 10, 2009	October, 2040

We built housing for our employees’ use on the same tract of land where our production facilities are located. To date, 82 employees are taking advantage of such housing. Our employee housing averages 12 square meters per apartment. Each apartment has its own bathroom, water heater, desks, chairs, beds, bedding and other basic living facilities and is usually shared by 2 employees. We have a total of 63 such apartments but we have not yet received land use rights or applicable government housing permits for such housing. We employ 3 staff members to safeguard our employee housing and our executive office buildings.

We have been granted the land use rights for 3,723 square meters of office space for which we are still awaiting the property certificate.

We sell some of our products through eight affiliate stores that are operated under lease agreements. Of these stores, five are leased by GST or its affiliates - Guizhou Silvan Wood Company Limited of Guizhou Branch and Guangxi Branch, one, Zhong Xin, is leased by Silvan Flooring, and the remaining two stores, at Jinyang and Nanchong, are leased by non GST parties. The GST leased stores exist as a result of our former joint venture relationship with GST, which has not been terminated. We began to strategically reduce sales to the GST leased stores during 2010 and we are in process of transferring the leases of such stores to Silvan Flooring. We consider the Jinyang and Nanchong stores to be our stores because we have supported their growth with funds for advertisement, decoration, samples and various promotions, and they are subject to our standard requirements.

The aggregate monthly payments under these leases total $9,249, as set forth on the table below:

Store	Location	Leasing Parties	Material Terms	Expiration Date
Zhong Xin	Guizhou	Lessor: Guizhou Military Region Logistic Dept Property Mgmt Office Lessee: Silven Flooring	• Store Leased Area: 128 m^2 • Store Monthly fee: $1,243 • Warehouse Leased Area: 700 m^2 • Warehouse Monthly fee: $2,868	December 31, 2013
Red Star Macalline	Guizhou	Lesser: Guizhou Fuyuanmei Furniture Investment Development Co., Ltd Lessee: GST, Guizhou Subsidiary	• Leased Area: 191 m^2 • Monthly fee:$1,668	May 15, 2011

Xinfa	Guizhou	Lesser: Guiyang Xinfa Large Decoration Material Market Lessee: Huaneng Guo (individual)	• Leased Area:81 m^2 • Monthly fee: $619	June 30, 2011
Jinyang	Guizhou	Lesser: Guizhou Southwest International Decoration Showcase City Co., Ltd Lessee: Yi Ran (individual)	• Leased Area: 198 m^2 • Monthly fee: $712 from April 1, 2010 to March 31, 2011; $781 from April 1, 2011 to March 21, 2012	December 31, 2012
Xingyi	Guizhou	Lesser: Tan, Dalin (individual) Lessee: Minggang Liu (individual)	• Store Leased Area: 150 m^2 • Warehouse Leased Area: 190 m^2 • Total Monthly fee: $821	February 24, 2011 (renewal pending)
Huqiu	Guangxi	Lesser: Nanning Xungui Trading Co., Ltd Lessee: GST, Guangxi Subsidiary	• Leased Area: 222 m^2 • Monthly fee: $563	August 31, 2013
Daguanlou	Yunnan	Lesser: Kunming Daguan Building and Wood Material Market Lessee: Xu Li (individual)	• Leased Area: 260 m^2 • Monthly fee: $1,048	Monthly
Nanchong	Sichuan	Lesser: Nanchong Guangcai Properties Management Co., Ltd Lessee: Mingxing Wu (individual)	• Leased Area: 187 m^2 • Monthly fee: $477 in year 1; $502 in year 2; $558 in year 3	August 12, 2012

We believe that all leased space is in good condition.

ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB under the symbol “CNFI.” Historically, there has not been an active trading market for our common stock. The first trade in our stock did not occur until October 21, 2009 and from that time until the third quarter of 2010, our common stock was traded on a very sporadic basis.

Holders

As of March 16, 2011 there were approximately 125 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

Any decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2010 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

Our company manufactures and sells floor materials and related products to residential and commercial customers in China. Our product lines include laminate flooring and fiber floor boards that are manufactured in a variety of colors, dimensions and designs.

Our manufacturing facility in Qianxinan, Guizhou province has annual production capacity of six million square meters of laminate flooring and 75,000 cubic meters of industrial fiber boards. We are constructing new manufacturing facility that we expect will increase our overall capacity to 200,000 cubic meters of fiber boards and 12 million square meters of laminate floor. We are in the process of obtaining the land use rights for this new facility, which we expect to receive by mid-2012 when we launch our new plant, however, we cannot guarantee that such approval will be obtained by that time.

We market and sell our products at five branch offices, eight affiliate stores, and approximately 504 contracted flooring specialty retail stores, concentrated mostly in southwestern China. We are also pursuing commercial arrangements for the sale of our products through home supply stores. We believe that home supply stores are an important channel for the sale of building/home renovation materials and we plan to increase our efforts to work with more home supply stores in the future.

Recent Developments

There has been no material developments since fiscal year end. The Company plans to continue expanding its production capacity by construction a new manufacture facility which is in progress and expanding its nationwide sales network.

2010 Financial Performance Highlights

In the 2010 fiscal year, we improved our performance in terms of revenues, gross profit, gross margin and net income, primarily as a result of the rapid growth in our production and sales volume.

The following summarizes certain key financial information for the 2010 fiscal year.

  Revenues: Our revenues were $37.0 million for the 2010 fiscal year, an increase of approximately $23.7 million, or 178.8%, from $13.3 million for fiscal year 2009.

  Gross Profit and Margin: Gross profit was $11.7 million for the 2010 fiscal year, as compared to $3.3 million for fiscal year 2009. Gross margin was 31.7% for the 2010 fiscal year, as compared to 24.8% for fiscal year 2009.

  Net Income: Net income was $9.3 million for the 2010 fiscal year, an increase of approximately $7.1 million, or approximately 322.7%, from $2.2 million for fiscal year 2009.

  Fully diluted net income per share: Fully diluted net income per share was approximately $0.42 for the 2010 fiscal year, as compared to approximately $0.11 for fiscal year 2009.

Principal Factors Affecting Our Financial Performance

The overall performance of the flooring industry and our business is influenced by consumer confidence, spending for durable goods, interest rates, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy. Demand for our flooring products in the PRC heavily depends on many other economic factors and government policies designed to drive growth in the construction and real estate development sectors of the PRC economy, including the following:

  Urbanization. Over the last twenty years, China has experienced rapid urbanization due to the increasingly limited capacity of rural areas to provide adequate economic support for a large agrarian population, the increasing disparity in disposable incomes between rural and urban dwellers and the easing of restrictions which historically limited rural to urban migration from rural areas to towns and cities. The development of an industrial base and service sector in urban areas has also driven large labor pools with a broad range of skills to urban areas. It is estimated that China's urban population will expand from 572 million in 2005 to 926 million in 2025 and hit the one billion mark by 2030. As a result of the urbanization trend and the associated need to expand an underdeveloped infrastructure to accommodate and house such growth, we believe that commercial and residential construction will expand measurably in future years thereby creating additional demand for our flooring products.

  Government policies. Despite the Chinese Government’s adoption of unfavorable policies and regulation to control growth in the real estate market in China, we believe these policies will not have a negative impact on our sales. The policies are intended to control unbounded escalations in the price of real estate. We believe that the desire to purchase or renovate real estate will increase with the suppression of housing prices. From this perspective, we expect that policies to suppress housing prices will have a positive impact on the sales of our flooring products.

  Growth of China’s laminate flooring industry. According to “China Wood Flooring Industry Status and Trend,” available at http://hi.baidu.com/xlove813/blog/item/03c675f0d81a6ac67931aadf.html, the value of China’s laminate flooring industry is approximately $4.1 billion per year, with approximately 370 million square meters sold each year, at an average sale price of $11 per square meter. We believe that many Chinese residential property owners will elect to purchase laminate flooring over hardwood floor which is considerably cheaper at approximately roughly $38 per square meter.

  Expansion of our production capacity. We expect to increase our overall capacity from 75 million to 200,000 cubic meters of fiber boards and from 6 million to 12 million square meters of laminate floor. We expect to complete this new facility by late 2012. We expect to incur significant costs in connection with the expansion of our business, and any failure to successfully implement our expansion plans may materially and adversely affect our business, financial condition and results of operations.

Taxation

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we have no income taxable in the United States.

Bingwu Forestry was incorporated in Hong Kong and under the current laws of Hong Kong, is subject to Profits Tax of 16.5% . No provision for Hong Kong Profits Tax has been made as Bingwu Forestry has no taxable income.

Under the EIT Law, Aosen Forestry and Silvan Flooring are subject to an earned income tax of 25.0% for 2010 and 2011. For 2008-2009, they were entitled to certain preferential tax treatments and were subject to an earned income tax rate of 12.5% . See Item 1, “Business – PRC Government Regulations – Taxation” for a detailed description of the EIT Law and tax regulations applicable to our Chinese subsidiaries.

Results of Operations

Comparison of Years Ended December 31, 2010 and December 31, 2009

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2010 and 2009, both in dollars and as a percentage of our net sales.

	All amounts,			All amounts,			Increase/	Increase/
	other than			other than			(Decrease)	(Decrease)
	percentage, in	% of Sales		percentage, in	% of Sales		Dollar ($)	Percentage
	U.S. dollars	Revenue		U.S. dollars	Revenue
	For the year	For the year		For the year	For the year		For the year	For the year
	ended	ended		ended	ended		ended	ended
	December 31,	December 31,		December 31,	December 31,		December 31,	December 31,
	2010	2010		2009	2009		2010	2009
Net revenue	37,042,160	100.0%		13,285,949	100.0%		23,756,211	178.81%
Cost of goods sold	25,296,696	68.3%		9,996,622	75.2%		15,300,074	153.05%
Gross profit	11,745,464	31.7%		3,289,327	24.8%		8,456,137	257.08%
Operating expenses
Selling and marketing expenses	(252,042)	(0.7%	)	(90,273)	(0.7%	)	161,769	179.20%
General and administrative expenses	(1,446,629)	(3.9%	)	(612,054)	(4.6%	)	834,575	136.36%
Total operating expenses	(1,698,671)	(4.6%	)	(702,327)	(5.3%	)	996,344	141.86%
Income from operations	10,046,793	27.1%		2,587,000	19.5%		7,459,793	288.36%
Other income (expense)
Other income	103,411	0.3%		30,440	0.2%		72,971	239.72%
Government grant	2,110,792	5.7%		169,546	1.3%		1,941,246	1144.97%
Interest expense	(289,408)	(0.8%	)	(162,860)	(1.2%	)	126,548	77.70%
Total other income (expenses)	1,924,795	5.2%		37,126	0.3%		1,887,669	5084.49%
Income before income taxes	11,971,588	32.3%		2,624,126	19.8%		9,347,462	356.21%
Provision for income taxes	(2,680,096)	(7.2%	)	(378,095)	(2.8%	)	2,302,001	608.84%
Net income	9,291,492	25.1%		2,246,031	16.9%		7,045,461	313.68%

Revenues. We generate revenues from the sales of our industrial fiber boards, laminate flooring and related flooring products. Our revenues increased to $37.0 million in the fiscal year ended December 31, 2010, from $13.3 million last year, representing an approximate 178.2% increase year-over-year. The increase in revenue was mainly due to higher sales volume after the expansion of our sales and distribution network. During the 2010 fiscal year, we sold 3,208,000 square meters of laminate flooring and 2,804,416 pieces of fiber boards, as compared to 190,000 square meters of laminate flooring and 1,550,605 pieces of fiber boards during the 2009 fiscal year. Sales of our laminate flooring and fiber board products accounted for approximately 53.6% and 46.4% of our sales revenues, respectively, during the 2010 fiscal year, as compared to 12% and 88%, respectively, in 2009.

Cost of sales. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of sales increased approximately $15.3 million, or 153.0%, to $25.3 million in the fiscal year ended December 31, 2010, from $10.0 million in 2009. The increase was generally in line with the increase in volume of our product sales. The cost of sales as a percentage of revenue changed from 75.2% in 2009 to 68.3% in 2010. primarily due to improvement in production equipment and techniques.

Gross profit and gross margin. Our gross profit is equal to the difference between our revenues and our cost of goods sold. Our gross profit increased approximately $8.4 million, or 254.5%, to $11.7 million in the fiscal year ended December 31, 2010, from $3.3 million in 2009. Gross profit as a percentage of net revenue (gross margin) was 31.7% and 24.8% for the years ended December 31, 2010 and 2009, respectively. The increase in the gross margin was primarily driven by raw material cost controls and a higher level of vertical integration due to our increased internal production and self sourcing of fiber boards. The gross margins from sales of our laminate flooring and fiber board products were 28.3% and 23.4%, respectively, for the fiscal year ended December 31, 2010, as compared to 33.5% and 21.8%, respectively, for the 2009 fiscal year.

Selling and marketing expenses. Our selling and marketing expenses are comprised primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel and other sales related costs. Our selling and marketing expenses increased by approximately $162,000, or 180.0%, to $252,000 in the fiscal year ended December 31, 2010, from $90,000 in 2009. The increase was primarily a result of the expansion of our sales network leading to increased advertisement expenses. Our advertisement expenses in the 2010 fiscal year amounted to $141,084, compared to $7,163 in 2009.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased approximately $835,000, or 136.4%, to $1, 447,000 in the fiscal year ended December 31, 2010, from $612,000 in 2009. This increase was mainly due to the hiring of additional staff to manage our expanding business, particularly in our finance department, in anticipation of our public listing.

Other income (expense). We had $1,924,795 in other income in the fiscal year ended December 31, 2010, as compared to other income of $37,126 during 2009. Other income in the 2010 fiscal year consisted of $103,411 in non-operating income, $2,110,792 in government grants and interest expense of $289,408, while other income in the 2009 fiscal year consisted of $30,440 in non-operating income, $169,546 in government grants, and interest expense of $162,860.

Income before income taxes. Our income before income taxes increased by approximately $9.4 million, or 361.5%, to $12.0 million in the fiscal year ended December 31, 2010, from $2.6 million in 2009. The reason for such increase was mainly due to higher revenues and a decrease in cost of sales resulting from our efforts to streamline our supplier relationships and procurement processes.

Government grant. We had $2.1 million in government grant in the 2010 fiscal year, as compared to $169,546 in the 2009 fiscal year. Government grant consists entirely of the value added tax refund during the 2010 period.

Income taxes. Our income taxes increased by approximately $2,302,000, or 609.0%, to $2,680,000 in the fiscal year ended December 31, 2010, from $378,000 in 2009. The increase was due to our increase in income.

Net income. In the fiscal year ended December 31, 2010, we generated a net income of $9.3 million, an increase of approximately $7.1 million, or 322.7%, from $2.2 million in 2008. This increase was primarily attributable to the rapid growth in our production and sales as noted above.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $2.3 million, primarily consisting of cash on hand and demand deposits. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows
	Fiscal Year Ended
	December 31,
	2010	2009
Net cash provided by (used in) operating activities	$(1,301,521)	$2,211,932
Net cash used in investing activities	$(6,171,706)	$(3,228,317)
Net cash provided by financing activities	$7,834,000	$2,226,510
Effects of exchange rate change in cash	$502,408	$1,574
Net increase in cash and cash equivalents	$863,181	$1,211,699
Cash and cash equivalent at beginning of the period	$1,471,729	$260,030
Cash and cash equivalent at end of the period	$2,334,910	$1,471,729

Operating activities

Net cash used in operating activities was $1.3 million for the year ended December 31, 2010, as compared to net cash provided by operating activities of $2.2 million for 2009. Although there was an increase of approximately $7.1 million in net income and a decrease of $3.8 million in inventories due to our efforts to reduce our inventory level, this gain was reduced by a $6.1 million increase in deposits and prepaid expenses for the expansion of our production facilities and a decrease of $6.1 million in accounts payable.

Investing activities

Net cash used in investing activities for the year ended December 31, 2010 was $6.2 million, as compared to $3.2 million in 2009. The increase in net cash used in investing activities was primarily due to our purchase of land use rights to 2,250 hectares (approximately, 22.5 km2) of forest land for $5.9 million.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2010 was $7.8 million, as compared to $2.2 million in 2009. The increase in net cash used in financing activities was primarily due to a loan from the Bank of Chongqing for $3.0 million, a loan from the Xingyi City Rural Cooperative Bank for $0.7 million and the issuance of two non-interest bearing convertible notes in the aggregate principal amount of $4,800,000 in connection with the reverse acquisition and recapitalization during the 2010 fiscal year.

Loan Commitments

As of December 31, 2010, the amount, maturity date and term of each of our bank loans were as follows:

(all amounts in U.S. Dollars)

Bank	Amount	Interest Rate	Maturity Date	Duration
Bank of Chongqing	3,034,000	5.310%	June 20, 2011	1 year
Guizhou Xingyi Rural Cooperative Bank**	743,330	7.965%	March 25, 2011	1 year
Guizhou Xingyi Rural Cooperative Bank	758,500	8.100%	July 16, 2011	2 years
TOTAL	4,535,830

*	Calculated based on the exchange rate of $1 = RMB6.59
**	The amount has been repaid on March 25, 2011.

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

Obligations under Material Contracts

The table below sets forth our contractual obligations as of December 31, 2010.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-Term Debt Obligations	$4,535,830	$4,535,830	-	-	-
Capital Lease Obligations	$-	$-	-	-	-
Operating Lease Obligations	$-	$-	-	-	-
Purchase obligations	$658,402	$658,402	-	-	-
Other Long-term Obligations Reflected on the Balance Sheet	$-	$-	-	-	-
Total	$5,194,232	$5,194,232	-	-	-

  We are obligated to repay, our Chief Executive Officer, Mr. Yulu Bai RMB 40 million (approximately, $6 million) in connection with forestry rights for the 2,250 hectares (approximately, 22.5 km2) of a eucalyptus tree forest in Guizhou province valued at RMB 40 million (approximately, $3 million), transferred from Mr. Bai to us on December 10, 2009, to secure our long-term raw material needs. We initially intended to repay Mr. Bai for the rights prior to the 2010 year end. Due to the Company’s working capital needs during 2010, we only repaid Mr. Bai RMB21,097,452 (approximately, $3.2 million) during 2010. We did not enter into a written agreement with Mr. Bai in connection with the transfer and repayment obligation, and there is no interest or late payment penalties in connection with the obligation. We repaid Mr. Bai the remaining RMB18,902,548 (approximately, $2.8 million) in March 2011.

  The Company entered into a financial advisory agreement dated February 2, 2010 to appoint Asia Regal Financial Capital Group Co., Ltd. and Shenzhen Junwei Investment and Development Co., Ltd. as financial advisors. Pursuant to the agreement, the Company is obligated to issue 100,000 of common shares at $0.10 per share to hem prior to December 31 of every year within 5 years from the quotation of the Company stock in the OTC markets. The agreement contains an exclusivity provision whereby the Company has agreed to engage them as the sole financial advisor of the Company’s and its affiliates for a 2-year period following such stock quotation and contains a $1 million liquidated damages provision for breach of such exclusivity.

  CCG Investor Relations Partners LLC, CCG, the Company’s investor relations firm, was issued a warrant to purchase up to 60,000 shares of the Company’s stock, at a price of $4.00 per share, pursuant to the terms and conditions of an engagement letter agreement, dated December 15, 2010, between the Company and CCG. The warrant has a term of 5 years and expires on December 15, 2015. CCG had not exercised the warrant and had not purchased any shares of the Company’s stock.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in our industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introduction.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Fiscal year

On November 1, 2010, the Company changed its fiscal year end from June 30 to December 31.

Reporting entity

The accompanying consolidated financial statements include the following entities:

Name of subsidiary	Place of incorporation	Date of incorporation	Percentage of interest	Principal activity
China Bingwu Forestry Group Limited	Hong Kong Special Administrative Region, PRC	April 9, 2010	100% directly	Investment holding
Qianxinan Aosen Forestry Co., Limited	People's Republic of China	November 22, 2004	100% directly	Manufacturing and wholesaling of fiber boards, wood flooring, carpentry boards, wood products, furniture, and timber
Qianxinan Silvan Touch Flooring Co., Limited	People's Republic of China	October 22, 2007	100% directly	Manufacturing and wholesaling of wood flooring, furniture and decorations

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

Basis of consolidation

The consolidated financial statements include the financial statements of CNFI, CBF, QAF and QSTF. In the opinion of management, the accompanying balance sheets, and statements of income, and cash flows and include all adjustments, consisting only of normal recurring items, considered necessary to give a fair presentation of operating results for the periods presented. All material inter-company transactions and balances have been eliminated in consolidation. CNFI, CBF, QAF and QSTF are hereafter referred to as the “Company”.

On November 1, 2010, the Company completed a reverse acquisition transaction with the existing stockholder of CBF and acquired 100% equity interest of CBF in exchange for 20,500,000 shares of the Company’s company stock, which constituted 68.33% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition. As a result of the acquisition of CBF, the Company now owns all of the issued and outstanding capital stock of CBF, which in turn owns Qianxinan Aosen Forestry Co., Limited (“QAF”) and Qianxinan Silvan Touch Flooring Co., Limited (“QSTF”). For accounting purposes, the share exchange transaction with CBF was treated as a reverse acquisition and recapitalization of CNFI, with CBF as the acquirer and CNFI as the acquired party. Upon completion of the exchange, CBF, QAF and QSTF became wholly owned subsidiaries of CNFI. Accordingly the Company’s financial statements have been prepared on a consolidated basis for the periods presented and the consolidated balance sheets, consolidated statements of income and comprehensive income, stockholders’ equity and cash flows were presented as if the recapitalization had occurred at the beginning of the earliest period presented.

On May 18, 2010, CBF entered into the Transfer Agreement with the existing stockholders of QAF to acquire 100% equity interest of QAF for $2,488,471. This acquisition was accounted for as a reverse merger with CBF being the legal acquirer. The accounting treatment for this transaction is essentially a recapitalization of QAF with CBF’s common stock.

Prior to the acquisition of QAF by CBF, CBF was a company with no operations. For reporting purposes, the Company has assumed that the existing stockholders of QAF exercised their options immediately and thus CBF and QAF were effectively under same control of the existing stockholders of QAF when CBF acquired QAF. The acquisition transaction between CBF and QAF are accounted for as a reserve merger.

For accounting purposes, the combination of the CBF and QAF was accounted for as a reverse merger with QAF as the acquirer and CBF as the acquired party and the acquisition of QSTF was accounted for using the purchase method of accounting.

Business combination

The Company adopted the accounting pronouncements relating to business combination (primarily contained in ASC Topic 805 “Business Combinations”), including assets acquired and liabilities assumed arising from contingencies. These pronouncements established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, these pronouncements eliminate the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. Our adoption of these pronouncements will have an impact on the manner in which we account for any future acquisitions.

Use of estimates

The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Economic and political risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Revenue recognition

The Company’s revenue recognition policies are in compliance with ASC 605. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer, including the distributor and the end user. No return allowance is made as products returns are insignificant based on historical experience.

The Company recognizes revenue upon shipment. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the US dollars. The functional currency of the Company is the Chinese Renminbi (RMB).

For those entities whose functional currency is other than the US dollars, all assets and liabilities are translated into US dollars at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and items in the statements of income and comprehensive income and of cash flows are translated at the average rate for the year. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred.

Accumulated comprehensive income in the consolidated statements of stockholders’ equity amounted to $2,291,800 as of December 31, 2010 and $1,263,287 as of December 31, 2009. The balance sheet amounts with the exception of equity at December 31, 2010 and December 31, 2009 were translated at RMB6.59 to $1.00 and RMB6.82 to $1.00, respectively. The average translation rates applied to the statements of income and comprehensive income and of cash flows for the years ended December 31, 2010 and December 31, 2009 were RMB6.76 to $1.00 and RMB6.82 to $1.00, respectively.

Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in People’s Republic of China (“PRC”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

The standard credit period of the Company’s most of clients is three months. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of December 31, 2010 and December 31, 2009. There was no allowance for doubtful accounts as of December 31, 2010 and December 31, 2009.

Inventory

Inventory is valued at the lower of cost (determined on a weighted average method) and net realizable value.

Costs incurred in bringing each product to its location and conditions are accounted for as follows: raw materials – purchase cost on a weighted average basis; manufactured finished goods and work-in-progress – cost of direct materials and labor and a proportion of manufacturing overheads based on normal operation capacity but excluding borrowing costs; and retail and wholesale merchandise finished goods – purchase cost on a weighted average basis.

Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and the estimated costs necessary to make the sale.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

Assets Classifications	Estimated useful life
Buildings	30 years
Plant and machinery	3 to 50 years
Motor vehicles	5 to 10 years
Office equipment	3 to 10 years
Furniture and fixtures	4 to 30 years

An item of property and equipment is removed from the accounts upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on disposal of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the item) is included in the consolidated statements of income in the period the item is disposed. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset. To date, no such impairment losses have been recorded.

Construction in progress

Construction in progress represents the direct cost of construction and cost of plant and machinery installed as well as acquisition cost and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to property and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until construction in progress is completed and the asset is ready for its intended use.

Land use rights

Land use rights represent acquisition of land use rights of agriculture land from farmers and is amortized on the straight line basis over their respective lease periods. The lease period of agriculture land ranges from 30 years to 60 years.

Impairment of long-lived assets and intangible assets

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2010 and December 31, 2009, the Company determined no impairment charges were necessary.

Income taxes

The Company accounts for income taxes under the provisions of ASC 740 "Accounting for Income Taxes". Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The provision for income tax is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred income taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

ASC 740 also prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Any interest and penalties accrued related to unrecognized tax benefits will be recorded in tax expense.

Trade and other payables

Trade payables and other payables are carried at cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services. Trade payables are non-interest bearing and are normally settled on 7 to 60 day terms.

Product warranties

Substantially all of the Company’s products are covered by a standard warranty of 1 year for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company provides nil% of sales income for product warranties for the years ended December 31, 2010 and December 31, 2009 in the warranty reserve to reflect estimated material and labor costs of maintenance for potential or actual product issues but for which the Company expects to incur an obligation. The product warranty reserve was $nil as of December 31, 2010 and December 31, 2009.

Related parties

Parties are considered to be related to the Company if the related party has the ability, directly or indirectly, to control the party, or exercise significant influence over the party in making financial and operating decisions, or where the Company and the party are subject to common control. Related parties may be individuals (being members of key management personnel, significant shareholders and/or their close family members) or other entities which are under the significant influence of related parties of the company.

Weighted average number of shares

On November 1, 2010, the Company entered into a share exchange agreement which has been accounted for as a reverse merger since there has been a change of control. The Company computes the weighted-average number of common shares outstanding in accordance with ASC Topic 805 “Business Combination” which states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

Concentration of credit risk

Cash includes cash at bank and demand deposits in accounts maintained at banks within the People’s Republic of China. Total cash (not including restricted cash balances) in these banks on December 31, 2010 and December 31, 2009 amounted to $2,172,488 and $1,470,037 of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable are derived from revenue earned from customers located primarily in the People’s Republic of China. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	2010	2009
Customer A	47.95%	10.96%
Customer B	25.75%	6.69%
Customer C	4.02%	63.27%
Customer D	1.68%	-
Customer E	1.34%	1.51%
Customer F	-	5.13%
	80.74%	87.56%

The company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	2010	2009
Customer A	22.50%	9.60%
Customer B	21.67%	39.51%
Customer C	7.39%	-
Customer D	1.54%	-
Customer E	1.36%	-
Customer F	-	31.93%
Customer G	-	17.06%
Customer H	-	0.85%
	54.46%	98.95%

Accumulated other comprehensive income

ASC Topic 220 “Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income for all periods presented includes both the reported net income and net change in cumulative translation adjustments.

Stock-based compensation

The Company adopts both ASC Topic 718, “Compensation – Stock Compensation” and ASC Topic 505-50, “Equity-Based Payments to Non-Employees” using the fair value method. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of December 31, 2010 or December 31, 2009, nor gains or losses are reported in the statements of income and other comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2010 and December 31, 2009.

Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

In April 2010, the FASB issued Accounting Standards Update 2010-13,"Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 2010-17, "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition" or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 does not have any significant impacts on the consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which was issued in January 2011.

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on its future business combinations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Yulu Bai, and our Chief Financial Officer, Mr. Jiyong He, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on our assessment, Mr. Bai and Mr. He determined that, as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2010 due to the material weakness described below, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2010, because of the material weaknesses in our internal control over financial reporting described below.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, management concluded that the Company needs to increase its qualified accounting personnel and enhance the supervision, monitoring and reviewing of financial statements preparation processes. The Company has already taken measures to remediate these material weaknesses by seeking an additional financial reporting and accounting staff member with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with of U.S. GAAP and financial reporting disclosure requirements under SEC rules. In addition, The Company is working closely with its outside consultant in reinforcing the rigorous process for collecting and reviewing information required for the preparation of the financial statements including footnotes.

Attestation Report of Registered Public Accounting Firm

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2010, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Yulu Bai	46	Chairman and Chief Executive Officer
Jiyong He	27	Chief Financial Officer
Fangping Peng	47	Chief Operating Officer
Dongsheng Tan	35	Chief Marketing Officer
Yudong Ji	56	Director
Yi Zeng	41	Director

Mr. Yulu Bai. Mr. Bai became our Chairman and Chief Executive Officer on November 1, 2010 and has served as the General Manager of Aosen Forestry since 2004. Mr. Bai is the vice chairman of Guizhou Forestry Industry Association and vice chairman of Guizhou Small and Medium Size Private Business Credit Promotion Association. Mr. Bai holds a Bachelor’s Degree from Nanjing Forestry University (now called Northeastern Forestry University).

Mr. Bai is a founder of the Company and brings more than 15 years of experience in the forestry industry, in particular in the production of fiber board. His historical knowledge of the Company and his knowledge of the forestry industry makes him qualified to serve as a board member.

Mr. Jiyong He. Mr. He became our Chief Financial Officer on November 1, 2010 and has served as a senior finance manager at Aosen Forestry since September 2007. Mr. He holds a Bachelor of Science Degree in Accounting from the Guizhou College of Finance and Economics.

Mr. Fangping Peng. Mr. Peng became our Chief Operating Officer on November 1, 2010 and has served as the Chairman of our subsidiary Silvan Flooring since 2004. Prior to joining us, Mr. Peng worked as a director at Chongqing Comprehensive Wood Company, from 1986 to 2004. Mr. Peng holds a Bachelor’s Degree in Artificial Boards from Nanjing Forestry University.

Mr. Dongsheng Tan. Mr. Tan became our Chief Marketing Officer on November 1, 2010 and has served as Aosen Forestry’s Director of Marketing since May 2009. Prior to joining us, Mr. Tan served as an officer at Shenzhen Zhongxu Corporate Citizenship in Action, from 2007 to 2009. Prior to joining us, Mr. Tan worked, from 2004 to 2006, as a regional sales manager for Foshan Shunde KDS Electronics Col, Ltd. . Mr. Tan holds a Bachelor’s Degree in Marketing from Xiangtan University.

Mr. Yudong Ji. Mr. Ji became a member of our board of directors on November 28, 2010, and has served since July 1993, as a principal of Guizhou Huacheng Group, a company engaged in various real estate development projects. Mr. Ji was a member of the Guiyang 9th Committee of People’s Political Consulting Conference in 2004, and a member of the Guiyang 12th People’s Congress in 2007. Mr. Ji holds a Bachelor’s Degree in general management from Guizhou University of Ethnicities.

Mr. Ji has over 10 years experience as a real estate developer. We believe his knowledge of the domestic real estate market makes him qualified to serve as a director.

Mr. Yi Zeng. Mr. Zeng became a member of our board of directors on November 28, 2010, and has served since 1996, as the general manager of Zhong Ruixin Investment Guarantee Co., Ltd., a company engaged in credit guarantee services, investment management and consulting. Mr. Zeng also serves as the vice president of the Guizhou Entrepreneur Association and vice president of the Guizhou Small and Medium Size Private Business Credit Promotion Association. Mr. Zeng holds a Bachelor’s Degree in business management from Guizhou University.

Mr. Zeng has extensive experience in the domestic financial services industry and capital markets, especially in Guizhou province, which we believe qualifies him to serve as a member of the Board.

Directors are elected until their successors are duly elected and qualified.

Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence –Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. In fiscal year 2010, Form 3’s for Yulu Bai, Jiyong He, Fangping Peng, Dongsheng Tan, Yudong Ji, Yi Zeng, Ren Ping Tu and Violet Phoenix Limited and a Form 4 for Violet Phoenix Limited were filed late due to administrative oversight.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Ethics

We have not adopted a code ethics. However, we intend to adopt a code of ethics in the future. We envision that the code of ethics will apply to all of our employees, officers and directors.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our entire board of directors currently is responsible for the functions that would otherwise be handled by an audit committee. However, we intend to establish an audit committee of the board of directors in the near future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

				Stock	Option	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Yulu Bai,	2010	5,621	-	-	-	-	5,621
Chairman and CEO (1)	2009	8,800	-	-	-	-	8,800
Rene Soullier,	2010	36,000	-	-	-	-	36,000
former CEO (2)	2009	36,000	-	-	-	-	36,000

(1)

On November 1, 2010, we acquired Bingwu Forestry in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Bai became our Chairman and Chief Executive Officer, effective immediately. Prior to the effective date of the reverse acquisition, Mr. Bai served as the General Manager of Aosen Forestry. The annual, long term and other compensation shown in this table include the amount Mr. Bai received from Aosen Forestry prior to the consummation of the reverse acquisition.

(2)

Upon closing of the reverse acquisition of Bingwu Forestry on November 1, 2010, Mr. Soullier resigned from all offices he held with us effective immediately, and from his position as our director effective as of November 28, 2010. Beginning March 1, 2008, we agreed to pay Mr. Soullier a monthly salary of $3,000. Mr. Soullier agreed to defer his salary until financing was secured. The amounts shown in the table include the salary accrued, but unpaid, for the noted periods. All amounts owed to Mr. Soullier were repaid in connection with the change of control that occurred on September 23, 2010.

Employment Agreements

On May 5, 2010, we entered into a three-year employment agreement with Mr. Bai, our Chief Executive Officer pursuant to which we are obligated to pay him an annual salary of $8,800.

On March 27, 2009, we entered into a three-year employment agreement with Mr. He, our Chief Financial Officer, pursuant to which we are obligated to pay him an annual salary of $6,300.

On March 16, 2009, we entered into a three-year employment agreement with Mr. Peng, our Chief Operating Officer, pursuant to which we are obligated to pay him an annual salary of $7,400.

On May 5, 2010, we entered into a three-year employment agreement with Mr. Tan to serve as our Chief Marketing Officer, pursuant to which we obligated to pay him an annual salary of $6,200.

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to our officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2010, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 12, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Jun Yue Hua Ting, Building A, 3rd Floor, Unit -1, #58 Xin Hua Road, Guiyang, Guizhou 550002, People’s Republic of China.

			Amount and
			Nature of	Percent
			Beneficial	of
Name and Address of Beneficial Owner	Office, If Any	Title of Class	Ownership(1)	Class(2)
Officers and Directors
Yulu Bai(3)	Chairman and Chief Executive Officer	Common Stock	20,500,000	68.33%
Jiyong He	Chief Financial Officer	Common Stock	0	*
Fangping Peng	Chief Operating Officer	Common Stock	0	*
Dongsheng Tan	Chief Marketing Officer	Common Stock	0	*
Yudong Ji	Director	Common Stock	0	*
Yi Zeng	Director	Common Stock
All officers and directors as a group (6 persons named above)		Common Stock	20,500,000	68.33%

5% Security Holders
Ren Ping Tu(3)	Common Stock	20,500,000	68.33%
Violet Phoenix Limited(4) Equity Trust Chambers P.O. Box 3269 Apia, Samoa	Common Stock	4,643,292	15.48%
Horoy International Holdings Limited(5) Offshore Chambers P.O. Box 217 Apia, Samoa	Common Stock	2,000,000	6.67%
Goldenbridge Investment Holdings Limited(6) P.O.Box 3444 Road Town, Tortola British Virgin Islands	Common Stock	2,000,000	6.67%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 30,000,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 12, 2010. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

The shares held by Ms. Ren Ping Tu are subject to an option agreement, which gives our Chairman and CEO, Mr. Yulu Bai, an option to acquire all of the shares of our common stock currently owned by Ms. Tu. Ms. Tu is Mr. Bai’s wife.

(4)	Xiaolei Liang is the director of Violet Phoenix Limited and has voting and investment power over the securities held by it.

(5)	Mr. Lai Hoi Man and Ms. Chan See Ting are the directors of Horoy International Holdings Limited and have voting and investment power over the securities held by it.

(6)	Jiang Yu is the director of Goldenbridge Investment Holdings Limited and has voting and investment power over the securities held by it.

Changes in Control

On May 17, 2010, our Chairman and CEO, Mr. Yulu Bai, entered into an option agreement with Ms. Ren Ping Tu, his wife, pursuant to which Mr. Bai was granted an option to acquire all of the shares of our common stock currently owned by Ms. Tu for an exercise price of $2,500,000. Mr. Bai may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof. After Mr. Bai exercises this option, he will be our controlling stockholder.

There are no other arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2009 year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

  On October 22, 2007, Aosen Forestry established Silvan Flooring as a 55% majority owned joint venture with GST, the 45% minority holder, which was 78.21% owned and controlled at the time by Mr. Yulu Bai, our Chief Executive Officer and Aosen Forestry’s General Manager at the time. On May 8, 2009, Aosen Forestry acquired GST’s minority interest in Silvan Flooring from Mr. Bai and Silvan Flooring became Aosen Forestry’s wholly owned subsidiary. On September 29, 2009, Mr. Bai disposed of his interest in GST to a third party purchaser.

  In connection with the acquisition of Silvan Flooring, Aosen Forestry and GST entered into a licensing and distribution agreement, dated November 18, 2009, pursuant to which GST transferred its “Silvan Touch” trademark to Aosen Forestry and then licensed it back to GST to be used in connection with its distribution of our “Silvan Touch” products.

  During the fiscal years ended December 31, 2010 and 2009, 4.02% and 65.79%, respectively, of our sales were to GST. GST procures industrial fiber boards from us for the production of laminate flooring. However, GST ceased the production of laminate flooring during the second quarter of 2010, and stopped procuring industrial fiber boards from us.

  On May 18, 2010, Bingwu Forestry’s sole shareholder, Ms. Ren Ping Tu, entered into an Equity Ownership Transfer Agreement with the founders of Aosen Forestry, represented by Mr. Bai, to acquire all of the equity interest of Aosen Forestry for $2,488,471. Ms. Ren Ping Tu is Mr. Bai’s wife.

  From time to time, Mr. Bai has loaned funds to the Company to be used as working capital. As of December 31, 2010 and 2009, we owed Mr. Bai $1,527,080 and $511,674, respectively. The amounts are unsecured, interest free and have no fixed term of repayment. On March 23, 2011, the Company repaid the $1,527,080 due to Mr. Bai.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Audit Fees	$21,302	$3,812
Audit-Related Fees	1,982	-
Tax Fees	-	-
All Other Fees	67,729	64,222
TOTAL	$91,013	$68,034

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

"All Other Fees" consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Madsen & Associates CPA’s, Inc. for our financial statements as of and for the year ended December 31, 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated November 1, 2010, among the Company, China Bingwu Forestry Group Limited and its sole shareholder [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
3.1	Amended and Restated Articles of Incorporation of the Company [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 13, 2011]
3.2	Amended and Restated Bylaws of the Company [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 9, 2010]
4.1	Convertible Note, dated July 23, 2010, payable to Horoy International Holdings Limited [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
4.2	Convertible Note, dated September 7, 2010, payable to Goldenbridge Investment Holdings Limited [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
4.3	Note Cancellation Agreement, dated September 9, 2010, among the Company and the holders of certain notes payable signatory thereto [incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.1	Securities Purchase Agreement, dated September 23, 2010, by and among the Company, Helvetic Capital Ventures AG and the accredited investor signatory thereto [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2010]
10.2	Repurchase Agreement, dated September 23, 2010, by and between the Company and Helvetic Capital Ventures AG [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2010]
10.3	English Translation of Equity Transfer Agreement, dated May 18, 2010, by and between China Bingwu Forestry Group Limited and the shareholders of Qianxinan Aosen Forestry Company, Limited signatory

Exhibit No.	Description
thereto [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.4	English Translation of Share Transfer Agreement, dated May 8, 2009, by and between Qianxinan Aosen Forestry Company, Limited and Guizhou Yinyan Wood Co., Ltd. [incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.5	English Translation of Shareholder Investment Agreement, dated October 16, 2007, by and between Qianxinan Aosen Forestry Company, Limited and Guizhou Yinyan Wood Co., Ltd. [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.6	English Translation of Wood Purchase and Sales Contract, dated March 14, 2010, by and between Qianxinan Aosen Forestry Company, Limited and Yan Zhiming [incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.7	English Translation of Purchase and Sales Contract, dated November 16, 2009, between Qianxinan Aosen Forestry Company, Limited and Guizhou Shuanghe Industrial Trade Co., Ltd. [incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.8	English Translation of Purchase and Sales Contract, dated January 1, 2009, by and between Guizhou Yingye Forestry Ltd. and Qianxinan Aosen Forestry Company, Limited [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.9	English Translation of Purchase and Sales Contract, dated January 1, 2009, by and between Chongqing Huyu Forestry Ltd. and Qianxinan Aosen Forestry Company, Limited [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.10	English Translation of Purchase and Sales Contract, dated January 1, 2009, by and between Qianxinan Aosen Forestry Company, Limited and Guizhou Shuanghe Industrial Trade Co., Ltd. [incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.11	English Translation of Exclusive Distribution Contract, dated September 10, 2010, by and between Qianxinan Silvan Flooring Company, Limited and Dang Zhongming [incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.12	English Translation of Exclusive Distribution Contract, dated September 5, 2010, by and between Qianxinan Silvan Flooring Company, Limited and Lin Hongbin [incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.13	English Translation of Exclusive Distribution Contract, dated August 25, 2010, by and between Qianxinan Silvan Flooring Company, Limited and Zeng Tianming [incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.14	English Translation of Exclusive Distribution Contract, dated August 13, 2010, by and between Qianxinan Silvan Flooring Company, Limited and Sui Cheng [incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.15	English Translation of Loan Contract, dated June 21, 2010, by and between Bank of Chongqing, Guiyang Brach and Qianxinan Aosen Forestry Company, Limited [incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.16	English Translation of Loan Contract No. 72, dated March 26, 2010, by and between Guizhou Xingyi Rural Cooperative Bank and Qianxinan Aosen Forestry Company, Limited [incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.17	English Translation of Loan Contract No. 108, dated June July 17, 2009, by and between Guizhou Xingyi Rural Cooperative Bank and Qianxinan Aosen Forestry Company, Limited [incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.18	English Translation of Forest Right Certificate No. B520802335298, dated December 10, 2009, granted to Qianxinan Aosen Forestry Company, Limited and sealed by the People’s Government of Liping County, People’s Republic of China [incorporated by reference to Exhibit 10.12 to the Company’s Current Report

Exhibit No.	Description
on Form 8-K filed on November 5, 2010]
10.19	English Translation of Forest Right Certificate No. B520802556795, dated December 10, 2009, granted to Qianxinan Aosen Forestry Company, Limited, and sealed by the People’s Government of Liping County, People’s Republic of China [incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.20	English Translation of Commodity House Sales Contract, Unit 1-2, dated August 25, 2006, by and between Qianxinan Silvan Flooring Company, Limited and Guiyang New Century Real Estate Development Co., Ltd. [incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.21	English Translation of Commodity House Sales Contract, Unit 1-3, dated August 25, 2006, by and between Qianxinan Silvan Flooring Company, Limited and Guiyang New Century Real Estate Development Co., Ltd. [incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.22	English Translation of Trademark Transfer Agreement, dated November 18, 2009, by and between Guizhou Yinyan Wood Co., Ltd. and Qianxinan Silvan Flooring Company, Limited [incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.23	English Translation of Labor Contract, dated May 5, 2010, between Qianxinan Aosen Forestry Company, Limited and Yulu Bai [incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.24	English Translation of Labor Contract, dated March 27, 2009, between Qianxinan Aosen Forestry Company, Limited and Jiyong He [incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.25	English Translation of Labor Contract, dated November 21, 2007, between Qianxinan Aosen Forestry Company, Limited and Fangping Peng [incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.26	English Translation of Labor Contract, dated May 5, 2010, between Qianxinan Aosen Forestry Company, Limited and Dongshen Tan [incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
21	Subsidiaries of the Company [incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Option Agreement, dated May 17, 2010, between Ren Ping Tu and Yulu Bai [incorporated by reference to Exhibit 99.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed on January 11, 2011]

*Filed herewith

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 15, 2011

CHINA FORESTRY INDUSTRY GROUP, INC.

By: /s/ Yulu Bai
Yulu Bai
Chief Executive Officer

By: /s/ Jiyong He
Jiyong He
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yulu Bai	Chairman and Chief Executive Officer	April 15, 2011
Yulu Bai	(Principal Executive Officer)

/s/ Jiyong He	Chief Financial Officer	April 15, 2011
Jiyong He	(Principal Financial and Accounting Officer)

/s/ Yudong Ji	Director	April 15, 2011
Yudong Ji

/s/ Yi Zeng	Director	April 15, 2011
Yi Zeng

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND
DECEMBER 31, 2009

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	2
CONSOLIDATED BALANCE SHEETS	3
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	4
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 26

Madsen & Associates CPAs, Inc.

684 East Vine Street #3, Murray, UT 84107	PHONE: (801) 268-2632	FAX: (801)
268-3978

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Forestry Industry Group, Inc. and subsidiaries
(Formerly Phoenix Energy Resource Corporation)

We have audited the accompanying consolidated balance sheets of China Forestry Industry Group, Inc. and subsidiaries (Formerly Phoenix Energy Resource Corporation) (the Company) as of December 31, 2010 and December 31, 2009 and the consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2010 and December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (“PCAOB”). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of its operations and cash flows for each of the years in the two year period ended December 31, 2010 and December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

s/Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah
March 29, 2011

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND DECEMBER 31, 2008
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$2,334,910	$1,471,729
Accounts receivable, net of allowance for doubtful accounts	5,423,123	2,017,244
Inventory	6,949,679	10,790,285
Deposits and prepaid expenses	12,390,756	6,297,623
Other receivables	777,236	689,898
Taxes recoverable	2,452,407	192,304
Total current assets	30,328,111	21,459,083
Property and equipment
Property and equipment, net of accumulated depreciation	6,352,289	6,167,734
Land use rights, net of accumulated amortization	6,666,591	795,829
Construction in progress	5,304,348	5,116,167
Total property and equipment	18,323,228	12,079,730
Total assets	$48,651,339	$33,538,813
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,388,806	$9,497,858
Other payables and accrued expenses	2,567,191	3,698,397
Taxes payable	3,290,481	386,121
Customer deposits	1,936,733	841,308
Short term debts	4,535,830	718,830
	$15,719,041	$15,142,514
Long term liabilities
Long term debts	-	733,500
Total liabilities	15,719,041	15,876,014
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock: 5,000,000 shares authorized of $0.001 par value	$-	$-
none issued and outstanding
Common stock: 100,000,000 shares authorized of $0.001 par value	30,000	20,500
30,000,000 and 20,500,000 shares issued and outstanding as of
December 31, 2010 and December 31, 2009, respectively
Additional paid in capital	17,988,805	13,048,135
Retained earnings	12,622,369	3,330,877
Accumulated other comprehensive income	2,291,124	1,263,287
Total stockholders' equity	32,932,298	17,662,799
Total liabilities and stockholders' equity	$48,651,339	$33,538,813

See accompanying notes of these consolidated financial statements

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009
	2010	2009
Revenues	$37,042,160	$13,285,949
Cost of goods sold	25,296,696	9,996,622
Gross profit	11,745,464	3,289,327
Selling and marketing expenses	252,042	90,273
General and administrative expenses	1,446,629	612,054
Net income from operations	10,046,793	2,587,000
Other income (expenses)
Other income	103,411	30,440
Government grant	2,110,792	169,546
Interest expense	(289,408)	(162,860)
Total other income (expenses)	1,924,795	37,126
Income before provision for income taxes	11,971,588	2,624,126
Provision for income taxes	2,680,096	378,095
Net income	9,291,492	2,246,031
Other comprehensive income
Foreign currency translation gain	1,027,837	1,417
Comprehensive income	$10,319,329	$2,247,448
Stock dividend	$-	$1,786,190
Earnings per share:
Basic	$0.42	$0.11
Diluted	$0.42	$0.11
Weighted average numbers of outstanding shares:
Basic	22,083,333	20,500,000
Diluted	22,085,833	20,500,000

See accompanying notes of these consolidated financial statements

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009
					Accumulated
	Common stock				other
	Par value : $0.001		Additional	Retained	comprehensive	Non-controlling
	Shares	Amount	paid in capital	earnings	income	interest	Total
Balance as of January 1, 2009	20,500,000	$20,500	$10,773,375	$2,871,036	$1,261,870	$1,320,300	$16,247,081
Net income for the year	-	-	-	2,246,031	-	-	2,246,031
Additional paid in capital contribution from a stockholder of QAF	-	-	29,340	-	-	-	29,340
Issue of common stock for cash by QAF	-	-	4,250,970	-	-	-	4,250,970
Stock dividend distributed by QAF	-	-	1,786,190	(1,786,190)	-	-	-
Issue of common stock	-	-	(3,791,740)	-	-	-	(3,791,740)
Non-controlling interest redeemed	-	-	-	-	-	(1,320,300)	(1,320,300)
Foreign currency translation gain	-	-	-	-	1,417	-	1,417
Balance as of December 31, 2009	20,500,000	20,500	13,048,135	3,330,877	1,263,287	-	17,662,799
Issue of common stock for settlement of convertible notes of CBF	4,000,000	4,000	396,000	-	-	-	400,000
Gain on extinguishment of debt relatd to reverse acquisition	-	-	4,400,000	-	-	-	4,400,000
Common stock issued for services rendered related to reverse acquisition	3,309,956	3,310	327,690	-	-	-	331,000
Stock offering costs - reverse acquisition	-	-	(331,000)	-	-	-	(331,000)
Common stock issued for services rendered	100,000	100	15,070	-	-	-	15,170
Recapitalization - reverse merger acquisition of CNFI	2,090,044	2,090	(2,090)	-	-	-	-
Issuance of warrant	-	-	135,000	-	-	-	135,000
Net income for the year	-	-	-	9,291,492	-	-	9,291,492
Foreign currency translation gain	-	-	-	-	1,027,837	-	1,027,837
Balance as of December 31, 2010	30,000,000	$30,000	$17,988,805	$12,622,369	$2,291,124	$-	$32,932,298

See accompanying notes of these consolidated financial statements

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES (FORMERLY PHOENIX ENERGY RESOURCE CORPORATION) CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009
	2010	2009
Cash flows from operating activities
Net income for the year	$9,291,492	$2,246,031
Adjustments to reconcile net income to net cash provided by operating activites:
Depreciation	284,335	242,320
Amortization	218,802	13,408
Stock based compensation	150,170	-
Changes in operating assets and liabilities:
Decrease (increase) in inventory	3,840,606	(4,528,854)
(Increase) decrease in deposits and prepaid expenses	(6,093,133)	7,481,938
Increase in accounts receivable	(3,405,879)	(1,508,786)
(Increase) decrease in other receivables	(87,338)	12,775,289
Increase in taxes recoverable	(2,260,103)	(90,236)
Increase in taxes payable	2,904,360	376,545
(Decrease) increase in accounts payable	(6,109,052)	3,017,540
Increase (decrease) in customer deposits	1,095,425	(16,655,142)
Decrease in other payables and accrued expenses	(1,131,206)	(1,158,121)
Net cash (used in) provided by operating activities	(1,301,521)	2,211,932
Cash flows from investing activities
Purchase of property and equipment	(265,901)	(1,367,491)
Purchase of land use rights	(5,892,000)	-
Payment of construction in progress	(13,805)	(1,860,826)
Net cash used in investing activities	(6,171,706)	(3,228,317)
Cash flows from financing activities
Proceeds from issuance of common stock	-	4,250,970
Proceeds from issuance of convertible notes	4,800,000	-
Capital contribution from stockholders	-	29,340
Redemption of non-controlling interest	-	(1,320,300)
Repayment of short term and long term debt	(743,330)	(1,467,000)
Proceeds from short term and long term debt	3,777,330	733,500
Net cash provided by financing activities	7,834,000	2,226,510
Effects on exchange rate changes on cash	502,408	1,574
Increase in cash and cash equivalents	863,181	1,211,699
Cash and cash equivalents, beginning of year	1,471,729	260,030
Cash and cash equivalents, end of year	$2,334,910	$1,471,729
		2 334 910
Supplementary disclosures of cash flow information:
Cash paid for interest	$289,408	$162,860
Cash paid for income taxes	$2,058,251	$378,095
Non-cash transactions:
Distribution of stock dividend	$-	$1,786,190
Issue of common stock from additional paid in capital	$-	$3,791,740
Common stock issued for payment of notes payable	$400,000	$-
Common stock issued for stock offering costs	$331,000	$-

See accompanying notes of these consolidated financial statements

1.	BUSINESS ORGANIZATION

China Forestry Industry Group, Inc. (the “Company”) (“CNFI”) (formerly known as Exotacar, Inc. and Phoenix Energy Resource Corporation (“PNXE”)) was incorporated on June 3, 2005 in the State of Nevada. On June 25, 2008, the Company changed its business focus from the development of online exotic car sales and entered into the oil and natural gas industry towards indentifying and pursuing options regarding the development of energy resources, and changed its name from Exotacar, Inc. to Phoenix Energy Resource Corporation. From June 25, 2008 through to the date of the reverse acquisition, the Company was a designated shell company with minimal operations. On January 7, 2011, the Company changed its name from Phoenix Energy Resource Corporation to China Forestry Industry Group, Inc. to more accurately reflect the new business operations.

On November 1, 2010, the Company completed a reverse acquisition transaction pursuant to a share exchange agreement among the Company, China Bingwu Forestry Group Limited (“CBF”) and CBF’s sole stockholder, Ms. RenPing Tu, whereby the Company acquired 100% of the issued and outstanding capital stock of CBF in exchange for 20,500,000 shares of the Company’s stock, which constituted 68.33% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition. As a result of the acquisition of CBF, the Company now owns all of the issued and outstanding capital stock of CBF, which in turn owns Qianxinan Aosen Forestry Co., Limited (“QAF”) and Qianxinan Silvan Touch Flooring Co., Limited (“QSTF”). For accounting purposes, the share exchange transaction with CBF was treated as a reverse acquisition and recapitalization of CNFI, with CBF as the acquirer and CNFI as the acquired party. Upon completion of the exchange, CBF, QAF and QSTF became wholly owned subsidiaries of CNFI.

China Bingwu Forestry Group Limited (“CBF”) was incorporated under the Companies laws of the Hong Kong Special Administrative Region of the People’s Republic of China (“HK”) on April 9, 2010. It was principally established to serve as an investment holding company and its operations are carried out in Hong Kong.

On May 18, 2010, CBF entered into an Equity Ownership Transfer Agreement (the “Transfer Agreement”) with the existing stockholders of Qianxinan Aosen Forestry Co., Limited (“QAF”), namely Mr. YuLu Bai, to acquire 100% equity interest of QAF for $2,488,471. This business combination was accounted for as entities under common control because the majority shareholders of CBF and QAF are the same people.

QAF is a private corporation, incorporated under the laws of the People’s Republic of China (“PRC”) on November 22, 2004. QAF’s principal activities are manufacturing and wholesaling of fiber boards, wood flooring, carpentry boards, wood products, furniture, and timber.

On October 22, 2007, QAF formed Qianxinan Silvan Touch Flooring Co., Limited (“QSTF”) of which QAF owned a 55% equity interest. On May 8, 2009, QAF acquired the remaining 45% equity interest in QSTF from the existing stockholder and QSTF became 100% wholly owned by QAF. QSTF’s principal activities are manufacturing and wholesaling of wood flooring, furniture and decorations.

As a result of the reverse acquisition of CBF, the Company entered into a new business. Through its Chinese subsidiaries, the Company is now engaged in the business of manufacturing and wholesaling of fiber boards, wood flooring, carpentry boards, wood products, furniture, timber and decorations.

The Company is headquartered in PRC, and the principal location of operation of the Company is at Hexing Village, Dingxiao Economic Development Zone, Xingyi City, Qianxinan, Guizhou, the People’s Republic of China.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	2.1	FISCAL YEAR

On November 1, 2010, the Company changed its fiscal year end from June 30 to December 31.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.2	REPORTING ENTITY

The accompanying consolidated financial statements include the following entities:

Name of subsidiary	Place of incorporation	Date of incorporation	Percentage of interest	Principal activity
China Bingwu Forestry Group Limited	Hong Kong Special Administrative Region, PRC	April 9, 2010	100% directly	Investment holding
Qianxinan Aosen Forestry Co., Limited	People's Republic of China	November 22, 2004	100% directly	Manufacturing and wholesaling of fiber boards, wood flooring, carpentry boards, wood products, furniture, and timber
Qianxinan Silvan Touch Flooring Co., Limited	People's Republic of China	October 22, 2007	100% directly	Manufacturing and wholesaling of wood flooring, furniture and decorations

2.3	BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

2.4	BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of CNFI, CBF, QAF and QSTF. In the opinion of management, the accompanying balance sheets, and statements of income, and cash flows and include all adjustments, consisting only of normal recurring items, considered necessary to give a fair presentation of operating results for the periods presented. All material inter-company transactions and balances have been eliminated in consolidation.

CNFI, CBF, QAF and QSTF are hereafter referred to as (“the Company”).

On November 1, 2010, the Company completed a reverse acquisition transaction with the existing stockholder of CBF and acquired 100% equity interest of CBF in exchange for 20,500,000 shares of the Company’s company stock, which constituted 68.33% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition. As a result of the acquisition of CBF, the Company now owns all of the issued and outstanding capital stock of CBF, which in turn owns Qianxinan Aosen Forestry Co., Limited (“QAF”) and Qianxinan Silvan Touch Flooring Co., Limited (“QSTF”). For accounting purposes, the share exchange transaction with CBF was treated as a reverse acquisition and recapitalization of CNFI, with CBF as the acquirer and CNFI as the acquired party. Upon completion of the exchange, CBF, QAF and QSTF became wholly owned subsidiaries of CNFI. Accordingly the Company’s financial statements have been prepared on a consolidated basis for the periods presented and the consolidated balance sheets, consolidated statements of income and comprehensive income, stockholders’ equity and cash flows were presented as if the recapitalization had occurred at the beginning of the earliest period presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.4	BASIS OF CONSOLIDATION (CONTINUED)

On May 18, 2010, CBF entered into the Transfer Agreement with the existing stockholders of QAF to acquire 100% equity interest of QAF for $2,488,471. This business combination was accounted for as entities under common control because the majority shareholders of CBF and QAF are the same people.

Prior to the acquisition of QAF by CBF, CBF was a company with no operations. For reporting purposes, the Company has assumed that the existing stockholders of QAF exercised their options immediately and thus CBF and QAF were effectively under same control of the existing stockholders of QAF when CBF acquired QAF. The acquisition transaction between CBF and QAF are accounted for as a reserve merger.

For accounting purposes, the combination of the CBF and QAF was accounted for as a reverse merger with QAF as the acquirer and CBF as the acquired party and the acquisition of QSTF was accounted for using the purchase method of accounting.

	2.5	BUSINESS COMBINATION

The Company adopted the accounting pronouncements relating to business combination (primarily contained in ASC Topic 805 “Business Combinations”), including assets acquired and liabilities assumed arising from contingencies. These pronouncements established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, these pronouncements eliminate the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. Our adoption of these pronouncements will have an impact on the manner in which we account for any future acquisitions.

	2.6	USE OF ESTIMATES

The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

	2.7	ECONOMIC AND POLITICAL RISK

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.8	REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer, including the distributor and the end user. No return allowance is made as products returns are insignificant based on historical experience.

The Company recognizes revenue upon shipment. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT liability may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

2.9	SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in selling and marketing expenses which totaled $80,985 and $81,812 for the years ended December 31, 2010 and December 31, 2009, respectively.

2.10	ADVERTISING

Advertising costs are included in selling and marketing expenses which totaled $141,486 and $7,184 for the years ended December 31, 2010 and December 31, 2009, respectively.

2.11	GOVERNMENT GRANTS

Government grants represent local authority grants to the company for industry development and the revenue is recognized on cash basis when the local authority approves the grant to the company.

2.12	FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the US dollars. The functional currency of the Company is the Chinese Renminbi (RMB).

For those entities whose functional currency is other than the US dollars, all assets and liabilities are translated into US dollars at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and items in the statements of income and comprehensive income and of cash flows are translated at the average rate for the year. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred.

Accumulated comprehensive income in the consolidated statements of stockholders’ equity amounted to $2,291,124 as of December 31, 2010 and $1,263,287 as of December 31, 2009. The balance sheet amounts with the exception of equity at December 31, 2010 and December 31, 2009 were translated at RMB6.59 to $1.00 and RMB6.82 to $1.00, respectively. The average translation rates applied to the statements of income and comprehensive income and of cash flows for the years ended December 31, 2010 and December 31, 2009 were RMB6.76 to $1.00 and RMB6.82 to $1.00, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.13	CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in People’s Republic of China (“PRC”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.

	2.14	ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

The standard credit period of the Company’s most of clients is three months. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of December 31, 2010 and December 31, 2009. Allowance for doubtful accounts as of December 31, 2010 and December 31, 2009 are $27,252 and $nil, respectively.

	2.15	INVENTORY

Inventory is valued at the lower of cost (determined on a weighted average method) and net realizable value.

Costs incurred in bringing each product to its location and conditions are accounted for as follows raw materials – purchase cost on a weighted average basis;
manufactured finished goods and work-in-progress – cost of direct materials and labor and a proportion of manufacturing overheads based on normal operation capacity but excluding borrowing costs; and
retail and wholesale merchandise finished goods – purchase cost on a weighted average basis.

Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and the estimated costs necessary to make the sale.

2.16	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

Assets Classifications	Estimated useful life
Buildings	30 years
Plant and machinery	3 to 50 years
Motor vehicles	5 to 10 years
Office equipment	3 to 10 years
Furniture and fixtures	4 to 30 years

An item of property and equipment is removed from the accounts upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on disposal of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the item) is included in the consolidated statements of income in the period the item is disposed. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset. To date, no such impairment losses have been recorded.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.17	CONSTRUCTION IN PROGRESS

Construction in progress represents the direct cost of construction and cost of plant and machinery installed as well as acquisition cost and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to property and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until construction in progress is completed and the asset is ready for its intended use.

2.18	LAND USE RIGHTS

Land use rights represent acquisition of land use rights of agriculture land from farmers and is amortized on the straight line basis over their respective lease periods. The lease period of agriculture land ranges from 30 years to 60 years.

2.19	IMPAIRMENT OF LONG –LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2010 and December 31, 2009, the Company determined no impairment charges were necessary.

2.20	INCOME TAXES

The Company accounts for income taxes under the provisions of ASC 740 "Accounting for Income Taxes". Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The provision for income tax is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred income taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

ASC 740 also prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Any interest and penalties accrued related to unrecognized tax benefits will be recorded in tax expense.

2.21	TRADE AND OTHER PAYABLES

Trade payables and other payables are carried at cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services. Trade payables are non-interest bearing and are normally settled on 7 to 60 day terms.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.22	PRODUCT WARRANTIES

Substantially all of the Company’s products are covered by a standard warranty of 1 year for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company provides nil% of sales income for product warranties for the years ended December 31, 2010 and December 31, 2009 in the warranty reserve to reflect estimated material and labor costs of maintenance for potential or actual product issues but for which the Company expects to incur an obligation. The product warranty reserve was $nil as of December 31, 2010 and December 31, 2009.

	2.23	RELATED PARTIES

Parties are considered to be related to the Company if the related party has the ability, directly or indirectly, to control the party, or exercise significant influence over the party in making financial and operating decisions, or where the Company and the party are subject to common control. Related parties may be individuals (being members of key management personnel, significant shareholders and/or their close family members) or other entities which are under the significant influence of related parties of the company.

	2.24	WEIGHTED AVERAGE NUMBER OF SHARES

On November 1, 2010, the Company entered into a share exchange agreement which has been accounted for as a reverse merger since there has been a change of control. The Company computes the weighted-average number of common shares outstanding in accordance with ASC Topic 805 “Business Combination” which states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

	2.25	CONCENTRATION OF CREDIT RISK

Cash includes cash at bank and demand deposits in accounts maintained at banks within the People’s Republic of China. Total cash (not including restricted cash balances) in these banks on December 31, 2010 and December 31, 2009 amounted to $2,172,488 and $1,470,037 of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable are derived from revenue earned from customers located primarily in the People’s Republic of China. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.25	CONCENTRATION OF CREDIT RISK (CONTINUED)

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	2010	2009
Customer A	47.95%	10.96%
Customer B	25.75%	6.69%
Customer C	4.02%	63.27%
Customer D	1.68%	-
Customer E	1.34%	1.51%
Customer F	-	5.13%
	80.74%	87.56%

The company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	2010	2009
Customer A	22.50%	9.60%
Customer B	21.67%	39.51%
Customer C	7.39%	-
Customer D	1.54%	-
Customer E	1.36%	-
Customer F	-	31.93%
Customer G	-	17.06%
Customer H	-	0.85%
	54.46%	98.95%

2.26	ACCUMULATED OTHER COMPREHENSIVE INCOME

ASC Topic 220 “Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income for all periods presented includes both the reported net income and net change in cumulative translation adjustments.

2.27	RETIREMENT BENEFIT COSTS

PRC state managed retirement benefit programs are defined contribution plans and the payments to the plans are charged as expenses when employees have rendered service entitling them to the contribution.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.28	STOCK-BASED COMPENSATION

The Company adopts both ASC Topic 718, “Compensation – Stock Compensation” and ASC Topic 505-50, “Equity-Based Payments to Non-Employees” using the fair value method. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

	2.29	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of December 31, 2010 or December 31, 2009, nor gains or losses are reported in the statements of income and other comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2010 and December 31, 2009.

2.30	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued ASU No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.30	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure equirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.30	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2010, the FASB issued Accounting Standards Update 2010-13,"Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 2010-17, "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition" or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 does not have any significant impacts on the consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which was issued in January 2011.

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on its future business combinations.

3.	INCOME TAXES

The Company is incorporated in the State of Nevada in the U.S. and is subject to a gradual U.S. federal corporate income tax of 15% to 34%. The State of Nevada does not impose any corporate state income tax.

No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the years ended December 31, 2010 and December 31, 2009.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DEs and FIEs. The Company is currently evaluating the impact that the new EIT will have on its financial condition. Beginning January 1, 2008, China unified the corporate income tax rule on foreign invested enterprises and domestic enterprises. The unified corporate income tax rate is 25%.

Under Guizhou province preferential tax policy, QAF and QSTF are entitled to certain tax exemptions and reductions available to all companies in Guizhou province, the People’s Republic of China.

Under these “tax holidays,” QAF is entitled to exemption from EIT for 3 years and reduced tax rates for 2 years after that, effective as of 2006 and 2009, respectively. Under Chinese tax law, enterprise income tax is charged and collected first and refunded later.

Therefore, QAF made income tax payments for fiscal years 2006, 2007 and 2008, and was refunded 2006, 2007 and 2008 income tax payments. Provisions for income tax were made at 25% on yearly reported profits less the amounts of income tax refunded for the fiscal years 2010 and 2009.

Further, QSTF incurred income tax expenses during fiscal years 2010 and 2009, but QSTF was entitled to a claim for refund of these payments. Provision for income tax is made at EIT rate of 25% on yearly reported profits less the amounts of income tax refunded for the fiscal years 2010 and 2009.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2010 and December 31, 2009:

U.S. statutory rate	34%
Foreign income not recognized in USA	(34%	)
China Enterprise income tax rate	25%
China Enterprise income tax concession	(25%	)
Hong Kong profits tax rate	16.5%
Offshore subsidiary income not recognized	(16.5%	)
	-

Provision for income taxes is as follows:

	2010	2009
Income tax
CNFI - U.S. corporate tax	$-	$-
CBF - Hong Kong profits tax	-	-
QAF - China EIT	1,033,602	258,534
QSTF - China EIT	1,646,494	119,561
Deferred tax	-	-
	$2,680,096	$378,095

4.	STOCK DIVIDEND PAID

Prior to reverse merger, QAF, the Company’s subsidiary distributed stock dividend to common stockholders of QAF amounting to $nil and $1,786,190 for the years ended December 31, 2010 and December 31, 2009, respectively.

		2010	2009
Stock dividend paid	$	- $	1,786,190

5.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are probable of collection within one year. As such, all trade receivables are reflected as a current asset. Allowance for doubtful accounts as of December 31, 2010 and December 31, 2009 are $27,252 and $nil, respectively. Bad debts written off for the years ended December 31, 2010 and December 31, 2009 are $nil.

Aging of accounts receivable is as follows:

	2010	2009

within 3 months	$2,430,367	$1,994,189
over 3 months but within 6 months	2,516,207	22,468
over 6 months but within 12 months	503,801	-
over 1 year	-	587
	5,450,375	2,017,244
Allowance for doubtful accounts	(27,252)	-
	$5,423,123	$2,017,244

6.	INVENTORY

Inventory consists primarily of raw materials, finished goods, packing materials and consumables.

	2010	2009
Raw materials	$6,297,151	$9,196,520
Finished goods	556,148	520,810
Packing materials and consumable	96,380	1,072,955
	$6,949,679	$10,790,285

The Company provides for inventory losses based on obsolescence and levels in excess of forecasted demand. In these cases, inventory is reduced to estimated realizable value based on historical usage and expected demand.

7.	DEPOSITS AND PREPAID EXPENSES

	2010	2009
Deposits for
Coal	$-	$22,058
Raw materials and goods supplies	9,424,358	6,032,190
Equipment	1,763,382	76,137
Construction in progress	69,714	49,878
Electricity	113,860	-
Transportation	129,861	-
Others	116,247	117,360
Prepayments for services	773,334	-
	$12,390,756	$6,297,623

Trade deposits are paid to suppliers of raw materials and goods supplies, equipment, construction in progress, electricity and transportation as deposits for inventory purchases and provision for services. The inventory is normally delivered within one to two months after the payments have been made. Prepayments for services are paid for financial advisory services and services in connection with the listing of the Company.

8.	OTHER RECEIVABLES

	2010	2009
Guarantee deposits	$682,711	$660,209
Due from employees	73,066	12,039
Design fee receivable	9,665	9,346
Special fee for safety facilities	-	7,335
Others	11,794	969
	$777,236	$689,898

Guarantee deposits are provided to financial institutions in return for issuance of a corporate guarantee to financiers. Due from employees are the amounts advanced for business transactions on behalf of the Company and will be reconciled on the completion of business transactions.

9.	TAXES RECOVERABLE

	2010	2009

VAT	$2,452,407	$191,414
Other	-	890
	$2,452,407	$192,304

10.	PLANT AND EQUIPMENT

	2010	2009
Buildings	$2,975,099	$2,877,040
Plant and equipment	3,968,175	3,656,331
Motor vehicles	134,536	130,101
Office equipment	99,436	51,102
Furniture and fixtures	46,212	13,662
	7,223,458	6,728,236
Less: Accumulated depreciation	(871,169)	(560,502)
Net book value	$6,352,289	$6,167,734

Depreciation expense was $284,335 and $242,320 for the years ended December 31, 2010 and December 31, 2009, respectively and included in general and administrative expenses.

11.	LAND USE RIGHTS

Private ownership of land is not permitted in the PRC. Instead, the Company has leased three lots of land. The cost of the first and second lots land use rights acquired in 2007 was $819,810 and these lots were located at Hexing Village, Dingxiao Economic Development Zone, Xingyi City, Qianxinan, Guizhou , the People’s Republic of China. The cost of the third lot of land use rights acquired in 2010 was $5,892,000 and was located at Liping Country, Qiandongnan, Guizhou, the People’s Republic of China.

	2010	2009

Cost	$6,915,752	$819,810
Less: Accumulated amortization	(249,161)	(23,981)
Net book value	$6,666,591	$795,829

Land use rights are amortized on the straight line basis over their respective lease periods. The lease period of agriculture land is 30 years. Amortization of land use rights was $218,802 and $13,408 for the years ended December 31, 2010 and December 31, 2009, respectively and included in general and administrative expenses..

12.	CONSTRUCTION IN PROGRESS

	2010	2009

Wooden fiber manufacturing factory	$5,251,065	$5,066,737
Wooden floor manufacturing factory	53,283	49,430
	$5,304,348	$5,116,167

13.	CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers for orders of product. The products normally are shipped within three months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2010 and December 31, 2009, customer deposits amounted to $1,936,733 and $841,308, respectively.

14.	OTHER PAYABLES AND ACCRUED EXPENSES

	2010	2009
Due to related parties	$1,527,080	$511,674
Due to former stockholders	-	2,487,210
Due to third parties	775,187	598,976
Due to employees	151,700	134
Accrued wages	113,224	100,403
	$2,567,191	$3,698,397

Due to related parties, former stockholders, third parties and employees are unsecured, interest free and without a fixed term of repayment and are for specific business purposes.

15.	TAXES PAYABLE

	2010	2009

VAT	$730,056	$7,184
Enterprise income tax	2,501,229	378,327
City maintenance and construction levies	31,925	-
Stamp duty	1,731	610
Education levies	25,540	-
	$3,290,481	$386,121

16.	SHORT TERM AND LONG TERM DEBTS

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

(a)	Short term debt

		Interest
Name of bank	Term	rate	2010	2009

Xingyi City Rural Cooperative Bank	January 3, 2008 - January 2, 2010	8.40%	$-	$718,830
Xingyi City Rural Cooperative Bank	March 26, 2010 - March 25, 2011	7.965%	743,330	-
Bank of Chongqing	June 21, 2010 - June 20, 2011	5.31%	3,034,000	-
Xingyi City Rural Cooperative Bank	July 17, 2009 - July 16, 2011	8.10%	758,500	-
			$4,535,830	$718,830

(b)	Long term debt

		Interest
Name of bank	Term	rate	2010	2009

Xingyi City Rural Cooperative Bank	July 17, 2009 - July 16, 2011	8.10%	$-	$733,500

All the above short term and long term debts are corporate guaranteed by third parties.

17.	STOCKHOLDERS’ EQUITY

The Company has authorized preferred stock of 5,000,000 shares with a par value of $0.001. As of December 31, 2010 and December 31, 2009, the Company has none issued and outstanding.

On November 1, 2010, the Company issued 20,500,000 shares of common stock to the sole shareholder of CBF for all of the issued and outstanding shares of CBF. This transaction has been accounted for as a reverse merger or a recapitalization of CBF with the common stock of the public company.

As a result of the reverse merger, the equity account of the Company, prior to the share exchange date, has been retroactively restated so that the ending outstanding share balance as of the share exchange date is equal to the number of post share-exchange shares.

CBF issued two non-interest bearing convertible notes on July 23, 2010 and September 7, 2010 in the aggregate principal amount of $4,800,000 in connection with the reverse acquisition and recapitalization of the Company. On November 1, 2010, the Company issued 4,000,000 shares of common stock as payment in full for these two notes. The issuance of these shares of stock resulted in a gain on the extinguishment of debt as the 4,000,000 shares were valued at $0.10 per share as at the date of settlement. Since these notes were entered into as part of the recapitalization of the Company, the gain has been reported as an addition to paid in capital and not recognized as income in the current year.

On November 1, 2010, the Company issued a total of 3,309,956 shares of common stock valued at $0.10 per share for $331,000 to an investment capital firm in connection with the reverse merger transaction. This amount has been classified by the Company as stock offering costs in connection with the recapitalization of the Company and recorded as a reduction of paid in capital and has not been recognized as an expense in the current year.

17.	STOCKHOLDERS’ EQUITY (CONTINUED)

On November 1, 2010, the Company issued 100,000 shares of common stock at a value of $0.15 per share for $15,170 for services rendered to the Company. The Company recognized $15,170 of stock based compensation as this was the dollar amount of the service rendered to the Company.

The Company has authorized common stock of 100,000,000 shares with a par value of $0.001. As of December 31, 2010, the Company has 30,000,000 shares of common stock issued and outstanding.

18.	STOCK OPTIONS AND WARRANTS

The Company accounts for its stock options and warrants in accordance with ASC Topic 718, “Compensation – Stock Compensation” and ASC Topic 505-50 “Equity – Based Payments to Non-Employees” which were adopted by the Company on December 15, 2010. The Company issued a warrant to a third party for the purchase of 60,000 shares of the Company’s common stock at an exercise price of $4.00 per share. The warrant expires on December 15, 2015.

The Company determines the estimated fair value of share-based awards using the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as by assumptions regarding certain complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards and the actual and projected option exercise behaviors. The Company calculated a stock based compensation of $135,000 and recognized $135,000 in stock based compensation expense for the year ended December 31, 2010.

	Number of shares
	entitled to purchase	Exercise Price	Expiration date
Issued December 15, 2010	60,000	$4.00	December 15, 2015

Balance as of December 31, 2010	60,000	$4.00

Warrants exercised	-	4.00
Warrants expired	-	4.00
Total outstanding as of December 31, 2010	60,000	$4.00	December 15, 2015

Utilizing the Black Scholes option-pricing model, the share based compensation expense for the years ended December 31, 2010 and December 31, 2009; the amounts were $135,000 and $nil, respectively.

On May 17, 2010, Ms. RenPing Tu, the owner of approximately 68.33% of the Company’s issued and outstanding common stock, entered into an agreement with Mr. YuLu Bai, the Company’s Chairman and Chief Executive Officer and an original shareholder of QAF, pursuant which Mr. Bai was granted an option to acquire 20,500,000 shares of the Company’s common stock currently owned by Ms. Tu for an aggregate exercise price of $2,500,000. Mr. Bai may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof contemplated by the Share Exchange Agreement.

19.	STOCK BASED COMPENSATION

On November 1, 2010, the Company issued 3,309,956 shares of common stock to certain company who provided services for the benefit of the Company and/or its subsidiaries in connection with the reverse acquisition and recapitalization of the Company. The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.10 per share. The Company calculated stock based compensation of $331,000 and recorded this amount as stock offering costs in connection with the recapitalization of the Company and have recorded this amount as a reduction of paid in capital.

On November 1, 2010, the Company issued 100,000 shares of common stock to certain individual who provided services for the benefit of the Company. The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.15 per share. The Company calculated stock based compensation of $15,170 and recognized this amount as stock based compensation for the year ended December 31, 2010.

20.	COMMITMENTS AND CONTINGENCIES

Total lease expense for the years ended December 31, 2010 and December 31, 2009 were $nil.

The future minimum lease payments as of December 31, 2010 and December 31, 2009 were $nil.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of December 31, 2010 and December 31, 2009, the Company did not have any pending claims, charges, or litigation that it would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and comprehensive income or cash flows.

21.	OBLIGATIONS UNDER MATERIAL CONTRACTS

(i)

The Company entered into a financial advisory agreement dated February 2, 2010 to appoint Asia Regal Financial Capital Group Co., Ltd. and Shenzhen Junwei Investment and Development Co., Ltd. as financial advisors. Pursuant to the agreement, the Company is obligated to issue 100,000 of common shares at $0.10 per share to them prior to December 31 of every year within 5 years from the Company listing on OTCBB. The agreement contains an exclusivity provision whereby the Company has agreed to engage them as the Company’s sole financial advisor and its related company within 2 years since the date of the Company’s listed on OTCBB and also contains a $1 million liquidated damages provision for breach of such exclusivity.

(ii)

CCG Investor Relations Partners LLC, CCG, an investor relations firm was issued a warrant to purchase up to 60,000 shares of the Company’s stock, at a price of $4.00 per share, pursuant to the terms and conditions of a letter agreement, dated December 15, 2010, between the Company and CCG. The warrant shall have a term of 5 years and expires on December 15, 2015, CCG had not exercised the warrant and had not purchased any shares of the Company’s stock.

22.	PRODUCT LINE INFORMATION

The Company sells wooden fiber sheets and wooden floors which are used by customers in various industries. The production process, class of customer, selling practice and distribution process are the same for all wooden fiber sheets and wooden floors. The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by product lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. The Company considers itself to be operating within one reportable segment. The Company does not have long-lived assets located in foreign countries. The Company's net revenue from external customers by main product lines is as follows:

	2010	2009

Domestic sales
Wooden fiber sheet	$11,325,359	$11,493,374
Wooden floor	25,716,801	1,792,575
	$37,042,160	$13,285,949

23.	EARNINGS PER SHARE

As prescribed in ASC Topic 260 “Earning per Share”, Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.

For the years ended December 31, 2010 and December 31, 2009, basic and diluted earnings per share amount to $0.42 and $0.11, respectively.

24.	RELATED PARTIES TRANSACTIONS

For the years ended December 31, 2010 and 2009, there was cash and non-cash compensation of $64,700 and $64,700 awarded to, earned by, or paid to any of the Company’s executive officers or directors. In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions
Mr. YuLu Bai

Included in other payables and accrued expenses, due to Mr. YuLu Bai are $1,527,080 and $511,674 as of December 31, 2010 and December 31, 2009, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

Guizhou Silvan Touch Wooden Co., Limited controlled by Mr.YuLu Bai	The Company sold wooden fiber sheets of $9,835,471 to Guizhou Silvan Touch Wooden Co., Limited for the year ended December 31, 2009. Mr. YuLu Bai ceased his controlling interest on September 29, 2009.

25.	SUBSEQUENT EVENTS

On March 23, 2011, the Company repaid the $1,527,080 due to Mr. Yulu Bai.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Share Exchange Agreement, dated November 1, 2010, among the Company, China Bingwu Forestry Group Limited and its sole shareholder [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

3.1	Amended and Restated Articles of Incorporation of the Company [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 13, 2011]

3.2	Amended and Restated Bylaws of the Company [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 9, 2010]

4.1	Convertible Note, dated July 23, 2010, payable to Horoy International Holdings Limited [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

4.2

Convertible Note, dated September 7, 2010, payable to Goldenbridge Investment Holdings Limited [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

4.3

Note Cancellation Agreement, dated September 9, 2010, among the Company and the holders of certain notes payable signatory thereto [incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.1

Securities Purchase Agreement, dated September 23, 2010, by and among the Company, Helvetic Capital Ventures AG and the accredited investor signatory thereto [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2010]

10.2

Repurchase Agreement, dated September 23, 2010, by and between the Company and Helvetic Capital Ventures AG [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2010]

10.3

English Translation of Equity Transfer Agreement, dated May 18, 2010, by and between China Bingwu Forestry Group Limited and the shareholders of Qianxinan Aosen Forestry Company, Limited signatory thereto [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.4

English Translation of Share Transfer Agreement, dated May 8, 2009, by and between Qianxinan Aosen Forestry Company, Limited and Guizhou Yinyan Wood Co., Ltd. [incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.5

English Translation of Shareholder Investment Agreement, dated October 16, 2007, by and between Qianxinan Aosen Forestry Company, Limited and Guizhou Yinyan Wood Co., Ltd. [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.6

English Translation of Wood Purchase and Sales Contract, dated March 14, 2010, by and between Qianxinan Aosen Forestry Company, Limited and Yan Zhiming [incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.7

English Translation of Purchase and Sales Contract, dated November 16, 2009, between Qianxinan Aosen Forestry Company, Limited and Guizhou Shuanghe Industrial Trade Co., Ltd. [incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.8

English Translation of Purchase and Sales Contract, dated January 1, 2009, by and between Guizhou Yingye Forestry Ltd. and Qianxinan Aosen Forestry Company, Limited [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.9

English Translation of Purchase and Sales Contract, dated January 1, 2009, by and between Chongqing Huyu Forestry Ltd. and Qianxinan Aosen Forestry Company, Limited [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.10

English Translation of Purchase and Sales Contract, dated January 1, 2009, by and between Qianxinan Aosen Forestry Company, Limited and Guizhou Shuanghe Industrial Trade Co., Ltd. [incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

Exhibit No.	Description

10.11

English Translation of Exclusive Distribution Contract, dated September 10, 2010, by and between Qianxinan Silvan Flooring Company, Limited and Dang Zhongming [incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.12

English Translation of Exclusive Distribution Contract, dated September 5, 2010, by and between Qianxinan Silvan Flooring Company, Limited and Lin Hongbin [incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.13

English Translation of Exclusive Distribution Contract, dated August 25, 2010, by and between Qianxinan Silvan Flooring Company, Limited and Zeng Tianming [incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.14

English Translation of Exclusive Distribution Contract, dated August 13, 2010, by and between Qianxinan Silvan Flooring Company, Limited and Sui Cheng [incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.15

English Translation of Loan Contract, dated June 21, 2010, by and between Bank of Chongqing, Guiyang Brach and Qianxinan Aosen Forestry Company, Limited [incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.16

English Translation of Loan Contract No. 72, dated March 26, 2010, by and between Guizhou Xingyi Rural Cooperative Bank and Qianxinan Aosen Forestry Company, Limited [incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.17

English Translation of Loan Contract No. 108, dated June July 17, 2009, by and between Guizhou Xingyi Rural Cooperative Bank and Qianxinan Aosen Forestry Company, Limited [incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.18

English Translation of Forest Right Certificate No. B520802335298, dated December 10, 2009, granted to Qianxinan Aosen Forestry Company, Limited and sealed by the People’s Government of Liping County, People’s Republic of China [incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.19

English Translation of Forest Right Certificate No. B520802556795, dated December 10, 2009, granted to Qianxinan Aosen Forestry Company, Limited, and sealed by the People’s Government of Liping County, People’s Republic of China [incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.20

English Translation of Commodity House Sales Contract, Unit 1-2, dated August 25, 2006, by and between Qianxinan Silvan Flooring Company, Limited and Guiyang New Century Real Estate Development Co., Ltd. [incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.21

English Translation of Commodity House Sales Contract, Unit 1-3, dated August 25, 2006, by and between Qianxinan Silvan Flooring Company, Limited and Guiyang New Century Real Estate Development Co., Ltd. [incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.22

English Translation of Trademark Transfer Agreement, dated November 18, 2009, by and between Guizhou Yinyan Wood Co., Ltd. and Qianxinan Silvan Flooring Company, Limited [incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.23

English Translation of Labor Contract, dated May 5, 2010, between Qianxinan Aosen Forestry Company, Limited and Yulu Bai [incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.24

English Translation of Labor Contract, dated March 27, 2009, between Qianxinan Aosen Forestry Company, Limited and Jiyong He [incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

Exhibit No.	Description

10.25

English Translation of Labor Contract, dated November 21, 2007, between Qianxinan Aosen Forestry Company, Limited and Fangping Peng [incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.26

English Translation of Labor Contract, dated May 5, 2010, between Qianxinan Aosen Forestry Company, Limited and Dongshen Tan [incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

21	Subsidiaries of the Company [incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Option Agreement, dated May 17, 2010, between Ren Ping Tu and Yulu Bai [incorporated by reference to Exhibit 99.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed on January 11, 2011]

*Filed herewith