Form 10-Q
period 2011-03-31
China Forestry Industry Group, Inc.
filed 2011-05-23
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 000-52843

CHINA FORESTRY INDUSTRY GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5408832
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Jun Yue Hua Ting, Building A
3rd Floor, Unit -1
#58 Xin Hua Road
Guiyang, Guizhou 550002
People’s Republic of China
(Address of principal executive offices)

(+86) 851-552-0951
(Registrant’s telephone number, including area code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[   ]   No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 23, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	30,000,000

CHINA FORESTRY INDUSTRY GROUP, INC.

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2011

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements	F-2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7
Item 4.	Controls and Procedures	7
PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	8
Item 1A.	Risk Factors	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	(Removed and Reserved)	8
Item 5.	Other Information	8
Item 6.	Exhibits	8

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA FORESTRY INDUSTRY GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Financial Statements	Page(s)
Condensed Consolidated Balance Sheets	F-3
Condensed Consolidated Statements of Income and Comprehensive Income	F-4
Condensed Consolidated Statements of Cash Flows	F-5
Condensed Notes to Consolidated Financial Statements	F-6 - F - 22

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,587,506	$2,334,910
Accounts receivable, net of allowance of $- and $27,252, respectively	8,534,436	5,423,123
Inventory	9,092,706	6,949,679
Deposits and prepaid expenses	13,944,563	12,390,756
Other receivables	2,456,936	777,236
Taxes recoverable	2,086,809	2,452,407
Total current assets	40,702,956	30,328,111
Property, plant and equipment, net	6,339,156	6,352,289
Land use rights, net	6,632,492	6,666,591
Construction in progress	5,321,995	5,304,348
Total assets	$58,996,599	$48,651,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$7,610,234	$4,535,830
Accounts payable	2,778,874	3,388,806
Customer deposits	1,502,524	1,936,733
Other payables and accrued expenses	1,005,623	2,567,191
Taxes payable	3,209,486	3,290,481
Total current liabilities	16,106,741	15,719,041
Long term loans	7,762,439	-
Total liabilities	23,869,180	15,719,041
Commitments and contingencies (Note 19)
Stockholders' equity
Preferred stock: 5,000,000 shares authorized of $0.001 par value none issued and outstanding	-	-
Common stock: 100,000,000 shares authorized of $0.001 par value 30,000,000 and 30,000,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	30,000	30,000
Additional paid in capital	17,988,805	17,988,805
Accumulated other comprehensive income	2,395,142	2,291,124
Retained earnings	14,713,472	12,622,369
Total stockholders’ equity	35,127,419	32,932,298
Total liabilities and stockholders’ equity	$58,996,599	$48,651,339

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

UNAUDITED
	For The Three Months Ended
	March 31
	2011	2010
Revenue	$10,442,974	$4,290,999
Cost of revenue	6,864,981	2,776,873
Gross profit	3,577,993	1,514,126
Operating expenses
Selling expenses	349,595	75,435
General and administrative expenses	373,624	218,953
Total operating expenses	723,219	294,388
Income from operations	2,854,774	1,219,738
Other income (expenses)
Interest income	8,999	-
Interest expenses	(220,023)	(21,348)
Other income	49,496	43,567
Other expenses	(26,275)	-
Government grant income	-	294,247
Total other income (expenses)	(187,803)	316,466
Income before income taxes	2,666,971	1,536,204
Less: Provision for income taxes	575,867	310,883
Net income	2,091,104	1,225,321
Other comprehensive income
Foreign currency translation gain	104,018	92,041
Net comprehensive income	$2,195,122	$1,317,362
Earnings per share
- Basic	$0.07	$0.06
- Diluted	$0.07	$0.06
Weighted average shares outstanding
- Basic	30,000,000	20,500,000
- Diluted	30,000,000	20,500,000

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED
	For The Three Months Ended
	March 31
	2011	2010
Cash flows from operating activities
Net income	$2,091,104	$1,225,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	79,628	68,351
Amortization	56,112	54,239
Changes in operating assets and liabilities:
Accounts receivable	(3,084,211)	346,816
Inventory	(2,113,697)	245,172
Deposits and prepaid expenses	(1,510,603)	3,028,787
Other receivables	(219,215)	(727,626)
Taxes recoverable	372,662	293,432
Accounts payable	(619,386)	(6,385,151)
Customer deposits	(439,362)	1,411,913
Other payables and accrued expenses	(3,023,266)	5,984,417
Taxes payable	(91,672)	452,296
Net cash (used in) provided by operating activities	(8,501,906)	5,997,967
Cash flows from investing activities
Additions to property, plant and equipment	(45,462)	(26,466)
Additions to land use rights	-	(5,851,500)
Net cash used in investing activities	(45,462)	(5,877,966)
Cash flows from financing activities
Repayment of short term and long term loans	(743,618)	-
Proceeds from short term and long term loans	11,533,675	-
Net cash provided by financing activities	10,790,057	-
Effect of exchange rate changes in cash and cash equivalents	9,907	(4,038)
Increase in cash and cash equivalents	2,252,596	115,963
Cash and cash equivalents, beginning of period	2,334,910	1,471,729
Cash and cash equivalents, end of period	$4,587,506	$1,587,692
Supplemental disclosure
Cash paid during the period for:
Interest paid	$220,023	$21,169
Income taxes paid	$188,142	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

1. ORGANIZATION AND NATURE OF BUSINESS

China Forestry Industry Group, Inc. (formerly known as Exotacar, Inc. and Phoenix Energy Resource Corporation (“PNXE”) ( “the Company”, “we”, “us”, “our” or “CNFI”) was incorporated on June 3, 2005 in the State of Nevada. On June 25, 2008, the Company changed its business focus from the development of online exotic car sales and entered into the oil and natural gas industry towards indentifying and pursuing options regarding the development of energy resources, and changed its name from Exotacar, Inc. to Phoenix Energy Resource Corporation. From June 25, 2008 through to the date of the reverse acquisition, the Company was a designated shell company with minimal operations. On January 7, 2011, the Company changed its name from Phoenix Energy Resource Corporation to China Forestry Industry Group, Inc. to more accurately reflect the new business operations.

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

China Bingwu Forestry Group Limited (“CBF”) was incorporated under the Companies laws of the Hong Kong Special Administrative Region of the People’s Republic of China on April 9, 2010. It was principally established to serve as an investment holding company and its operations are carried out in Hong Kong.

On May 18, 2010, CBF entered into an Equity Ownership Transfer Agreement (the “Transfer Agreement”) with the existing stockholders of QAF, namely Mr. YuLu Bai, to acquire 100% equity interest of QAF for $2,488,471. This business combination was accounted for as entities under common control because the majority shareholders of CBF and QAF are the same people.

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

On March 24, 2011, QSTF formed a wholly owned subsidiary, Guiyang Silvan Touch Flooring Co., Limited (“GSTF”) in the PRC. The total paid-in capital of GSTF was $3,044,094 (RMB 20 million). GSTF’s principal activities are manufacturing and wholesaling of wood flooring, furniture and decorations.

On March 29, 2011, QAF further invested $6,088,187 (RMB40,000,000) in QSTF. The registered capital of QSTF increased to $9,132,281 (RMB60,000,000). QSTF is 100% wholly owned by QAF.

The Company is headquartered in the PRC, and the principal location of operation of the Company is at Hexing Village, Dingxiao Economic Development Zone, Xingyi City, Qianxinan, Guizhou Province, the People’s Republic of China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). This basis differs from that used in the statutory accounts of our subsidiaries in the PRC, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the condensed consolidated financial statements in accordance with US GAAP.

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Group, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Group believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Group for the year ended December 31, 2010 and notes thereto included in the Form 10K of China Forestry Industry Group, Inc. filed on April 15, 2011. The Group follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Principle of consolidation

The condensed consolidated financial statements include the accounts of CNFI, CBF, QAF, QSTF and GSTF. All significant intercompany balances and transactions have been eliminated in the consolidation. The condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

Use of estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates.

Significant Estimates

These financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to depreciation of property, plant and equipment, allowance for uncollectible accounts, impairment testing of long-lived assets and various contingent liabilities. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Shipping and handling

Shipping and handling costs are included in cost of revenue and selling expenses which totaled $22,508 and $47,637 for the three months ended March 31, 2011 and 2010, respectively.

Advertising

Advertising costs are included in selling expenses which totaled $59,034 and $29,556 for the three months ended March 31, 2011 and 2010, respectively.

Government grants

Government grants may represent local authority grants to the company for industry development and the revenue is recognized on cash basis when the local authority approves the grant to the Company. Government grant income may also consist of value added tax refunds or certain other reimbursements from the government.

Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	3/31/2011	3/31/2010
Year end RMB : USD exchange rate	6.5701	6.8361
Three months average RMB : USD exchange rate	6.5894	6.8360

	12/31/2010	12/31/2009
Year end RMB : USD exchange rate	6.5900	6.8200
Average yearly RMB : USD exchange rate	6.7600	6.8200

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Credit risk

The Company may be exposed to credit risk from its cash at bank. An allowance has been considered for estimated irrecoverable amounts determined by reference to past default experience and the current economic environment. No allowance is considered necessary for the period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased. As of March 31, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality.

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

The standard credit period for most of the Company’s clients is three months. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of March 31, 2011 and December 31, 2010. Allowance for doubtful accounts as of March 31, 2011 and December 31, 2010 are $0 and $27,252, respectively.

Inventory

Inventory is valued at the lower of cost (determined on a weighted average method) and net realizable value.

Costs incurred in bringing each product to its location and conditions are accounted for as follows:

  raw materials – purchase cost on a weighted average basis;

  manufactured finished goods and work-in-progress – cost of direct materials and labor and a portion of manufacturing overhead based on normal operating capacity but excluding borrowing costs; and

  retail and wholesale merchandise finished goods – purchase cost on a weighted average basis.

Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and the estimated costs necessary to make the sale.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

Assets Classifications	Estimated Useful Lives
Buildings	30 years
Plant and machinery	3 to 50 years
Motor vehicles	5 to 10 years
Office equipment	3 to 10 years
Furniture and fixtures	4 to 30 years

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Intangible assets

Intangible assets consist of land use rights which represent acquisition of land use rights of agriculture land from farmers and are amortized on the straight line basis over their respective lease periods. The lease period of agriculture land ranges from 30 years to 60 years.

Impairment of long – lived assets and intangible assets

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2011 and December 31, 2010, the Company determined no impairment charges were necessary.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Trade and other payables

Trade payables and other payables are carried at cost and represent liabilities for goods and services provided to the Company prior to the end of the period that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services. Trade payables are non-interest bearing and are normally settled on 7 to 60 day terms.

Product warranties

Substantially all of the Company’s products are covered by a standard warranty of 1 year for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company provides warranty reserve for product warranties to reflect estimated material and labor costs of maintenance for potential or actual product issues but for which the Company expects to incur an obligation. The product warranty reserve was $0 as of March 31, 2011 and December 31, 2010.

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

Comprehensive income

The Company follows the FASB’s accounting standard. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

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

Earnings per share (EPS)

Earnings per share is calculated in accordance with ASC 260-10 which requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There is no dilution factor occurred during the period, the basic EPS equals diluted EPS.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The Company adopted this guidance on January 1, 2011 which had no impact in the consolidated financial results as the amendments relate only to additional disclosures.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments were effective January 1, 2011 and the Company adopted this guidance on January 1, 2011 which did not have a material impact in the Consolidated Financial Statements.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements which the company included in its interim and annual financial statements in 2010. Certain disclosure requirements relating to fair value measurements using significant unobservable inputs (Level 3) were deferred until January 1, 2011. These new requirements did not have an impact in the consolidated financial results as they relate only to additional disclosures.

3. ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are probable of collection within one year. As such, all trade receivables are reflected as a current asset. Allowance for doubtful accounts as of March 31, 2011 and December 31, 2010 are $0 and $27,252, respectively. Bad debts written off for the three months ended March 31, 2011 and 2010 are $0.

Aging of accounts receivable is as follows:

	March 31,	December 31,
	2011	2010
	(unaudited)
Within 3 months	$6,500,751	$2,430,367
Over 3 months but within 6 months	-	2,516,207
Over 6 months but within 12 months	2,033,685	503,801
Over 1 year	-	-
	8,534,436	5,450,375
Allowance for doubtful accounts	-	(27,252)
	$8,534,436	$5,423,123

4. INVENTORY

Inventory consists of:

	March 31,	December 31,
	2011	2010
	(unaudited)
Raw materials	$7,835,142	$6,297,151
Finished goods	1,136,457	556,148
Packing materials and consumable	121,107	96,380
	$9,092,706	$6,949,679

There was no allowance made for obsolete or slow moving inventory as of March 31, 2011 and December 31, 2010.

5. DEPOSITS AND PREPAID EXPENSES

Deposits and prepaid expenses consist of:

	March 31,	December 31,
	2011	2010
	(unaudited)
Deposits for
Property (Note 19)	$6,468,699	$-
Raw materials and goods supplies	5,921,552	9,424,358
Equipment	568,244	1,763,382
Construction in progress	65,538	69,714
Electricity	-	113,860
Transportation	124,936	129,861
Prepayment for services	779,765	773,334
Others	15,829	116,247
	$13,944,563	$12,390,756

Trade deposits are paid to suppliers of raw materials and goods supplies, equipment, construction in progress, electricity and transportation as deposits for inventory purchases and provision for services. The inventory is normally delivered within one to two months after the payments have been made. Prepayments for services were paid for financial advisory services and services in connection with the listing of the Company.

6. OTHER RECEIVABLES

Other receivables consist of:

	March 31,	December 31,
	2011	2010
	(unaudited)
Due from related party (Note 23)	$1,444,174	$-
Guarantee deposits	684,982	682,711
Due from employees	182,366	73,066
Promotion fee receivable	114,902	-
Design fee receivable	-	9,665
Others	30,512	11,794
	$2,456,936	$777,236

Guarantee deposits are provided to financial institutions in return for issuance of a corporate guarantee to financiers. Due from employees are the amounts advanced for business transactions on behalf of the Company and will be reconciled on the completion of business transactions.

7. TAXES RECOVERABLE

Taxes recoverable consist of:

	March 31,	December 31,
	2011	2010
	(unaudited)
VAT	$2,086,809	$2,452,407

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)
Buildings	$2,984,996	$2,975,099
Plant and equipment	4,009,205	3,968,175
Motor vehicles	134,983	134,536
Office equipment	64,935	99,436
Furniture and fixtures	98,966	46,212
	7,293,085	7,223,458
Less: Accumulated depreciation	(953,929)	(871,169)
	$6,339,156	$6,352,289

During the three months ended March 31, 2011, depreciation expenses amounted to $79,628, of which $64,744 and $14,884 were recorded as cost of sales and general and administrative expenses, respectively.

During the three months ended March 31, 2010, depreciation expenses amounted to $68,351, of which $57,543 and $10,808 were recorded as cost of sales and general and administrative expenses, respectively.

9. LAND USE RIGHTS

Land use rights consist of:

	March 31,	December 31,
	2011	2010
	(unaudited)
Land use rights	$6,941,330	$6,915,752
Less: Accumulated amortization	(308,838)	(249,161)
Total	$6,632,492	$6,666,591

Private ownership of land is not permitted in the PRC. Instead, the Company has leased three lots of land. The cost of the first and second lots land use rights acquired in 2007 and 2008 were $320,426 (RMB2,105,232) and $532,716 (RMB3,500,000), respectively and these lots were located at Hexing Village, Dingxiao Economic Development Zone, Xingyi City, Qianxinan, Guizhou Province, the People’s Republic of China. The cost of the third lot of land use rights acquired in 2010 was $6,088,187 (RMB40,000,000) and was located at Liping County, Qiandongnan, Guizhou Province, the People’s Republic of China.

Land use rights are amortized on the straight line basis over their respective lease periods. The lease period of agriculture land is 30 years.

During the three months ended March 31, 2011 and 2010, amortization expenses amounted to $56,112 and $54,239 respectively which was recorded under general and administrative expenses.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2011	$168,832
2012	225,109
2013	225,109
2014	225,109
2015	225,109
Thereafter	5,563,224
Total	$6,632,492

10. CONSTRUCTION IN PROGRESS

	March 31,	December 31,
	2011	2010
	(unaudited)
Wooden fiber manufacturing factory	$5,268,534	$5,251,065
Wooden floor manufacturing factory	53,461	53,283
Total	$5,321,995	$5,304,348

11. SHORT TERM AND LONG TERM LOANS

There are no provisions in the Company’s bank borrowings that would accelerate repayment of loan as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire the loans prior to maturity, either at par or at a premium over par.

(a) Short term loans

Short-term loans represent the borrowings from commercial banks that are due within one year. These loans consisted of the following:

			Interest		March 31,		December 31,
Bank	Term	Notes	rate		2011		2010
					(unaudited)
Xingyi City Rural Cooperative Bank	March 26, 2010 to			$		$
	March 25, 2011		7.965%		-		743,330
Bank of Chongqing	June 21, 2010 to	(i)
	June 20, 2011		5.310%		3,044,094		3,034,000
Xingyi City Rural Cooperative Bank	July 17, 2009 to	(ii)
	July 16, 2011		8.100%		761,023		758,500
China Merchant Bank	March 8, 2011 to	(iii)
	March 7, 2012		6.060%		3,805,117		-
					$7,610,234		$4,535,830

(b) Long term loans

Long term loans consists of the following:

			Interest	March 31,	December 31,
Bank	Term	Notes	rate	2011	2010
				(unaudited)
Guiyang City Nanming Rural Credit	January 19, 2011 to	(iii)	8.775%	$3,805,117	$-
Cooperative Bank	November 18, 2012
Guiyang City Nanming Rural Credit	January 19, 2011 to	(iii)	8.775%	3,957,322	-
Cooperative Bank	January 18, 2013
				$7,762,439	$-

Notes:

(i) The loan is secured by forestry land use right of the company. The net book value of the forestry land use right is $1,342,572 and $1,349,965 as of March 31, 2011 and December 31, 2010.

(ii) The loan has a corporate guarantee by Zhong Ruixin Investment Guarantee Co., Ltd in which our director, Mr. Yi Zeng also serves as their general manager.

(iii) The loans are secured by the real estate properties of Guizhou Huacheng Group in which our director, Mr. Yudong Ji also serves as their chairman.

Interest expenses on the loans for the three months ended March 31, 2011 and 2010 amounted to $220,023 and $25,948, respectively.

12. CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers for orders of product. The products normally are shipped within three months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2011 and December 31, 2010, customer deposits amounted to $1,502,524 and $1,936,733, respectively.

13. OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2011	2010
	(unaudited)
Due to related parties (Note 23)	$-	$1,527,080
Due to third parties	807,168	775,187
Due to employees	45,357	151,700
Accrued wages	153,098	113,224
Total	$1,005,623	$2,567,191

14. TAXES PAYABLE

	March 31,	December 31,
	2011	2010
	(unaudited)
VAT	$279,030	$730,056
Enterprise income tax	2,898,414	2,501,229
City maintenance and construction levies	14,024	31,925
Stamp duty	-	1,731
Education levies	13,057	25,540
Other	4,961	-
	$3,209,486	$3,290,481

15. INCOME TAXES

The Company is incorporated in the State of Nevada in the U.S. and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.

No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the three months ended March 31, 2011 and 2010.

Beginning January 1, 2008, China unified the corporate income tax rule on foreign invested enterprises and domestic enterprises. The unified corporate income tax rate is 25%.

Under Guizhou Province preferential tax policy, QAF and QSTF are entitled to certain tax exemptions and reductions available to all companies in Guizhou Province, the People’s Republic of China.

Under these “tax holidays”, QAF is entitled to exemption from EIT for 3 years and reduced tax rates for 2 years after that, effective as of 2006 and 2009, respectively. Under Chinese tax law, enterprise income tax is charged and collected first and refunded later. Provisions for income tax were made at 25% on yearly reported profits less the amounts of income tax refunded for the fiscal years 2010 and 2009. QAF is subject to the uniform corporate income tax rate of 25% beginning in 2011.

Further, QSTF incurred income tax expenses during fiscal years 2010 and 2009, but QSTF was entitled to a claim for refund of these payments. Provision for income tax is made at EIT rate of 25% on yearly reported profits less the amounts of income tax refunded for the fiscal years 2010 and 2009.

15. INCOME TAXES – CONTINUED

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2011 and 2010:

	March 31,		March 31,
	2011		2010
	(unaudited)		(unaudited)
U.S. statutory rate	35%		34%
Foreign income not recognized in USA	(35%	)	(34%	)
Hong Kong profits tax rate	16.5%		16.5%
Offshore subsidiary income not recognized	(16.5%	)	(16.5%	)
China Enterprise income tax rate	25%		25%
China Enterprise income tax concession	(-)		(-)
Parent company losses not subject to PRC income tax	0.8%		0.2%
Late payment penalty on income tax	0.2%		-
Over provision of income tax in previous year	(4.4%	)	(5.0%	)
	21.6%		20.2%

Provision for income taxes is as follows:

	March 31,	March 31,
	2011	2010
	(unaudited)	(unaudited)
Income tax
CNFI - U.S. corporate tax	$-	$-
CBF - Hong Kong profits tax	-	-
QAF - China EIT	140,077	190,379
QSTF - China EIT	435,790	120,504
GSTF - China EIT	-	-
Deferred tax	-	-
	$575,867	$310,883

16. STOCK OPTIONS AND WARRANTS

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

	Number of shares
	entitled to purchase	Exercise Price	Expiration date
Balance as of December 31, 2010	60,000	$4.00
Warrants exercised	-	-
Warrants expired	-	-
Total outstanding as of March 31, 2011	60,000	$4.00	December 15, 2015

There was no share based compensation expense for the three months ended March 31, 2011 and 2010.

17. MAJOR CUSTOMERS

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	March 31,	March 31,
	2011	2010
	(unaudited)	(unaudited)
Customer A	71.80%	8.63%
Customer B	27.27%	36.45%
Customer C	0.75%	1.37%
Customer D	0.15%	-
Customer E	0.02%	-
Customer F	-	45.72%
Customer G	-	2.05%
	99.99%	94.22%

The Company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	March 31,	March 31,
	2011	2010
	(unaudited)	(unaudited)
Customer A	43.19%	53.31%
Customer B	36.03%	16.63%
Customer C	4.22%	-
Customer D	0.70%	-
Customer E	0.67%	6.74%
Customer F	-	23.32%
	84.81%	100.00%

18. ECONOMIC AND POLITICAL RISK

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

19. COMMITMENTS AND CONTINGENCIES

Total lease expense for the three months ended March 31, 2011 and 2010 were $0.

The future minimum lease payments as of March 31, 2011 and 2010 were $0.

Purchase of Property for a total consideration of $9,537,975

On August 25, 2006, the Company signed a contract for property under construction, totaling $9,537,975 (RMB62,665,450). During the three months ended March 31, 2011 and as of March 31, 2011, the Company paid $6,468,699 (RMB42,500,000) was recorded in deposits and prepaid expenses. The remainder $3,069,276 (RMB20,165,450) will be paid by the end of 2011.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of March 31, 2011 and December 31, 2010, the Company did not have any pending claims, charges, or litigation that it would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and comprehensive income or cash flows.

20. OBLIGATIONS UNDER MATERIAL CONTRACTS

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

21. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred stock, stock options and warrants, in the weighted average number of common shares outstanding for the year, if dilutive. The numerators and denominators used in the computations of basic and dilutive earnings per share are presented in the following table:

	For The Three Months Ended
	March 31,
	2011	2010
BASIC	(unaudited)	(unaudited)
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$2,091,104	$1,225,321
Basic earnings per share	$0.07	$0.06
Basic weighted average shares outstanding	30,000,000	20,500,000

	For The Three Months Ended
	March 31,
	2011	2010
DILUTED	(unaudited)	(unaudited)
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income used in computing diluted earnings per share	$2,091,104	$1,225,321
Diluted earnings per share	$0.07	$0.06
Weighted average outstanding shares of common stock and
diluted weighted average shares outstanding	30,000,000	20,500,000
Potential common shares outstanding as of March 31:
Warrants outstanding	60,000	-

For the three months ended March 31, 2011 and 2010, 60,000 and 0 warrants, respectively were not included in the diluted earnings per share because the average stock price was lower than the strike price of these warrants.

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

	March 31,	March 31,
	2011	2010
	(unaudited)	(unaudited)
Domestic sales
Wooden fiber sheet	$1,447,616	$2,756,672
Wooden floor	8,995,358	1,534,327
	$10,442,974	$4,290,999

23. RELATED PARTIES TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these condensed consolidated financial statements, the Company had the following significant related party transactions:

Name of related party	Nature of transactions

Mr. YuLu Bai	Included in other receivables, due from Mr. YuLu Bai was $1,444,174 as of March 31, 2011 and included in other payables and accrued expenses, due to Mr YuLu Bai was $1,527,080 as of December 31, 2010. The amounts are unsecured, interest free and have no fixed term of repayment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

  “Guiyang Silvan Touch” refers to Guiyang Silvan Touch Flooring Co., Limited, a PRC company;

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

Overview of our Business

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

Recent Developments

The Company plans to continue expanding its production capacity by completing the construction of a new manufacturing facility and expanding its nationwide sales network. In March 2011, we established Guiyang Silvan Touch in order to expand the Company’s sales channels. Guiyan Silvan Touch’s principal activities will be manufacturing and wholesaling of wood flooring, furniture and decorations. During the three months ended March 31, 2011, Guiyang Silvan Touch had not started operations.

First Quarter Financial Performance Highlights
The following are some financial highlights for the first quarter:

. Revenues: Our revenues were $10.4 million for the three months ended March 31, 2011, an increase of approximately $6.2 million, or 143.4%, from $4.3 million for the same period in 2010.

. Gross Profit and Margin: Gross profit was $3.6 million for the three months ended March 31, 2011, as compared to $1.5 million for the same period in 2010.

. Net Income: Net income was $2.1 million for the three months ended March 31, 2011, an increase of approximately $0.9 million, or approximately 70.7%, from $1.2 million for the same period in 2010.

. Fully diluted net income per share: Fully diluted net income per share was approximately $0.07 for the three months ended March 31, 2011, as compared to approximately $0.06 for the same period in 2010.

As at March 31, 2011, the total of our contract backlog was approximately $7.5 million.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

All amounts,
other than
percentages, in	Three Months Ended		Three Months Ended
U.S. dollars	March 31, 2011		March 31, 2010
	Dollar ($)	Percentage of	Dollar ($)	Percentage of	Increase/	Increase/
		Revenue		Revenue	(Decrease)	(Decrease)
					Dollar ($)	Percentage
Revenue	10,442,974	100.00%	4,290,999	100.00%	6,151,975	143.37%
Cost of revenue	6,864,981	65.74%	2,776,873	64.71%	4,088,108	147.22%
Gross profit	3,577,993	34.26%	1,514,126	35.29%	2,063,867	136.31%
Operating expenses
Selling expenses	(349,595)	3.35%	(75,435)	1.76%	274,160	363.44%
General and administrative
expenses	(373,624)	3.58%	(218,953)	5.10%	154,671	70.64%
Total operating expenses	(723,219)	6.93%	(294,388)	6.86%	428,831	145.67%
Income from operations	2,854,774	27.34%	1,219,738	28.43%	1,635,036	134.05%
Other income (expense)
Interest income	8,999	0.09%	-	0.00%	8,999	-%
Interest expenses	(220,023)	(2.11)%	(21,348)	(0.50)%	198,675	930.65%
Other income	49,496	0.47%	43,567	1.02%	5,929	13.61%
Other expenses	(26,275)	(0.25)%	-	0.00%	26,275	100.00%
Government grant income	-	0.00%	294,247	6.86%	(294,247)	(100.00)%
Total other income (expenses)	(187,803)	(1.80)%	316,466	7.38%	(504,269)	(159.34)%
Income before income taxes	2,666,971	25.54%	1,536,204	35.80%	1,130,767	73.61%
Provision for income taxes	(575,867)	5.51%	(310,883)	7.25%	264,984	(85.24)%
Net income	2,091,104	20.02%	1,225,321	28.56%	865,783	70.66%

Revenue. We generate revenues from the sales of our industrial fiber boards, laminate flooring, wooden flooring, and related flooring products. Our revenues increased to $10.4 million for the three months ended March 31, 2011, from $4.3 million for the three months ended March 31, 2010, representing an approximate 143.4% increase. The increase in revenue was mainly due to higher sales volume after the expansion of our sales and distribution network. During the three months ended March 31, 2011, we sold approximately 1.1 million square meters of laminate flooring, approximately 512,000 pieces of fiber boards and approximately 5,000 square meters of hard wood flooring, as compared to approximately 157,000 square meters of laminate flooring and approximately 510,000 pieces of fiber boards for the three months ended March 31, 2010. This quarter we started selling hard wood flooring in the market. The sales of our laminate flooring, fiber board products and hard wood flooring accounted for approximately 67.3%, 31.5% and 1.2% of our sales revenues, respectively, for the three months ended March 31, 2011, as compared to 23.5%, 76.5% and 0%, respectively, for the three months ended March 31, 2010.

Cost of Sales. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of sales increased approximately $4.1 million, or 147.2%, to $6.9 million for the three months ended March 31, 2011, from $2.8 million for the three months ended March 31, 2010. The increase was generally in line with the increase in volume of our product sales. The cost of sales as a percentage of revenue increased slightly from 64.7% for the three months ended March 31, 2010 to 65.7% for the three months ended March 31, 2011. The increase in cost of sales as a percentage of revenue is primarily due to the laminate flooring product line; cost of sales for this product line was 75.8% of sales for the three months ended March 31, 2011 compared to 73.8% for the same period in 2010. The increase in cost for the laminate flooring product line is due to enhancements to the quality and selection of laminate flooring, which resulted in a slight increase in cost of sales as a percentage of revenue.

Gross Profit and Gross Margin. Our gross profit is equal to the difference between our revenues and our cost of goods sold. Our gross profit increased approximately $2.1 million, or 136.3%, to $3.6 million for the three months ended March 31, 2011, from $1.5 million for the three months ended March 31, 2010. Gross profit as a percentage of net revenue (gross margin) was 34.3% and 35.3% for the three months ended March 31, 2011 and 2010, respectively. The decrease in the gross margin was primarily driven by the difference between the percentage increase in cost of sales (147.2%) and the increase in revenues (143.4%) and to the decrease in gross margin of laminate flooring. The gross margins from sales of our laminate flooring, fiber board products and wooden floor were 24.2%, 24.0% and 24.8%, respectively, for the three months ended March 31, 2011, as compared to 26.2%, 23.1% and 0%, respectively, for the three months ended March 31, 2011. The drop in laminate flooring’s gross margin is attributable to a decrease in unit selling price and increase in unit cost. The unit selling price of laminate flooring dropped 18.7%, from RMB 55.5 ($8.53) per square meter for the three months ended March 31, 2010 to RMB 54.1 ($8.32) per square meter for the same period in 2011 as a result of intense competition in the market for similar products.

Selling Expenses. Our selling expenses are comprised primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, travel expense, consulting fees and other sales related costs. Our selling and marketing expenses increased by approximately $275,000, or 363.4%, to $350,000 for the three months ended March 31, 2011, from $75,000 for the three months ended March 31, 2010. The increase was primarily a result of the expansion of our sales network leading to increased salary and advertisement expenses. Our salary expenses for the three months ended March 31, 2011 amounted to approximately $181,000, compared to approximately $300 for the three months ended March 31, 2010. Our advertisement expenses for the three months ended March 31, 2011 amounted to approximately $59,000, compared to approximately $29,000 for the three months ended March 31, 2010. Due to continued efforts to promote our brand recognition and marketing in the PRC, our travel and consultation expenses increased and contributed to the increase of selling and marketing expenses. Our travel expenses for the three months ended March 31, 2011 amounted to approximately $22,000, compared to approximately $50 for the three months ended March 31, 2010.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation and benefits to our management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased approximately $155,000, or 70.6%, to $374,000 for the three months ended March 31, 2011, from $219,000 for the three months ended March 31, 2010. This increase was mainly due to the hiring of additional staff to manage our expanding business, particularly in our finance department, to assist with the increased administrative duties associated with being a public company.

Other income (expense). We had $188,000 in net other expenses for the three months ended March 31, 2011, as compared to net other income of $316,000 for the three months ended March 31, 2010. The decrease in other income (expense) of $504,000 is primarily due to a one-time government grant of $294,000 received in the three months ended March 31, 2010 and higher interest expense of $220,000 resulting from increased bank borrowings during the three months ended March 31, 2011.

Income Before Income Taxes. Our income before income taxes increased by approximately $1.1 million, or 74%, to $2.7 million for the three months ended March 31, 2011, from $1.5 million for the three months ended March 31, 2010. However, as a percentage of revenue, our income before income taxes decreased from 35.8% for the three months ended March 31, 2010 to 25.5% for the three months ended March 31, 2011. The dollar increase in income before income taxes is mainly a result of higher revenues; the decrease in income before income taxes as a percentage of revenue is primarily a result of the factors causing the fluctuation in other income (expense) discussed above.

Government grant income. We had $0 in government grant income for the three months ended March 31, 2011, as compared to approximately $294,000 for the three months ended March 31, 2010. Government grant income consisted entirely of the value added tax refund for the three months ended March 31, 2010.

Income Taxes. Our income taxes increased by approximately $265,000, or 85%, to $576,000 for the three months ended March 31, 2011, from $311,000 for the three months ended March 31, 2010. The increase was due to our increase in income.

Net Income. For the three months ended March 31, 2011, we generated a net income of $2.1 million, an increase of approximately $866,000, or 70.7%, from $1.2 million for the three months ended March 31, 2010. This increase was primarily attributable to the rapid growth in our production and sales as noted above.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $4.6 million. The following table summarizes the key cash flow metrics from our condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010.

Cash Flow
(all amounts in U.S. dollars)
	For the three months ended March 31,
	2011	2010
Net cash (used in) provided by operating activities	$(8,501,906)	$5,997,967
Net cash used in investing activities	$(45,462)	$(5,877,966)
Net cash provided by financing activities	$10,790,057	$-
Effect of exchange rate changes on cash	$9,907	$(4,038)
Net increase in cash	$2,252,596	$115,963
Cash, beginning of period	$2,334,910	$1,471,729
Cash, end of period	$4,587,506	$1,587,692

Operating activities

Net cash used in operating activities was $8.5 million for the three months ended March 31, 2011, as compared to net cash provided by operating activities of $6.0 million for the three months ended March 31, 2010. Although there was an increase of approximately $1 million in net income, this gain was reduced by a $3.4 million increase in accounts receivable, an increase of $2.3 million in inventory and an increase of $4.5 million in deposits and prepaid expenses for the expansion of our production facilities, a decrease of $5.8 million in accounts payable, a decrease of $1.8 million in customer deposits, a decrease of $9 million in other payables and accrued expenses for the repayment of payables. Accounts receivable increased during the three months ended March 31, 2011 mainly as a result of the significant increase in revenue by over $6.1 million compared to the same period in 2010. The $3.1 million increase in inventory during the first quarter of 2011 is attributable to increased inventory and raw materials purchases in anticipation of the development of our sales network throughout the national China market. Deposits and prepaid expenses increased $1.5 million during the three months ended March 31, 2011 as a result of the Company’s prepayment of $6.5 million for a property under construction for the expansion of its facilities. Customer deposits decreased during the first quarter of 2011 due to an increase in delivered orders; corresponding deposits were recognized into revenue. Other payables and accrued expenses decreased by over $1.5 million during the three months ended March 31, 2011 due to the Company’s repayment of a payable to Mr. Yulu Bai for the purchase cost of the forestry land use right that Mr. Bai had paid on behalf of the Company.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2011 was $45,000, as compared to $5.9 million for the three months ended March 31, 2010. The decrease in net cash used in investing activities was primarily due to our purchase of land use rights to 2,250 hectares (approximately 22.5 square kilometers) of forest land for $5.9 million during the three months ended March 31, 2010.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2011 was $10.8 million, as compared to $0 for the three months ended March 31, 2010. The increase in net cash provided by financing activities was primarily due to a loan from China Merchant Bank for $3.9 million, and two loans from the Guiyang City Nanming Rural Credit Cooperative Bank for $3.8 million and $4.0 million, respectively.

Loan Commitments

As of March 31, 2011, the amount, maturity date and term of each of our bank loans were as follows:

(all amounts in U.S. Dollars*)
Bank	Amount	Interest Rate	Maturity Date	Duration
China Merchant Bank	$3,805,117	6.06%	March 7, 2012	1 year
Xingyi City Rural Cooperative Bank	761,023	8.10%	July 16, 2011	1 year
Bank of Chongqing	3,044,094	5.31%	June 20, 2011	1 year
Guiyang City Nanming Rural Credit Cooperative Bank	3,805,117	8.78%	November 18, 2012	22 months
Guiyang City Nanming Rural Credit Cooperative Bank	3,957,322	8.78%	January 18, 2013	2 years
TOTAL	$15,372,673

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

Obligations under Material Contracts

The table below sets forth our contractual obligations as of March 31, 2011.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$15,372,673	$7,610,234	$7,762,439	$-	$-
Due to Related Companies	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Capital Expenditures	3,069,276	3,069,276	-	-	-
Purchase Obligations	1,409,032	1,409,032	-	-	-
Total	$19,850,981	$12,088,542	$7,762,439	$-	$-

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

  On August 25, 2006, the Company entered into a contract for property under construction, requiring payments totaling $9,537,975 (RMB62,665,450). As of March 31, 2011, the Company had paid $6,468,699 (RMB42,500,000). These payments were recorded in deposits and prepaid expenses. The remaining $3,069,276 (RMB20,165,450) will be paid by the end of 2011.

Critical Accounting Policies

There have been no changes in our critical accounting policies from those disclosed in under Item 7, “Management's Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Off-Balance Sheet Arrangements

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Yulu Bai, and our Chief Financial Officer, Mr. Jiyong He, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on our assessment, Mr. Bai and Mr. He determined that, as of March 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

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

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of March 31, 2011 due to the material weakness described below, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2011

CHINA FORESTRY INDUSTRY GROUP, INC.

By: /s/ Yulu Bai
Yulu Bai
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jiyong He
Jiyong He
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)