Form 10-Q
period 2011-06-30
China Forestry Industry Group, Inc.
filed 2011-08-22
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-52843

CHINA FORESTRY INDUSTRY GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-5408832
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Jun Yue Hua Ting, Building A
3rd Floor, Unit -1
#58 Xin Hua Road
Guiyang, Guizhou 550002
People’s Republic of China
(Address of principal executive offices, Zip Code)

(+86) 851-552-095
(Registrant’s telephone number, including area code)

____________________________________________________________________
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 22, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	30,000,000

CHINA FORESTRY INDUSTRY GROUP, INC.

Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2011

i

PART I

FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

CHINA FORESTRY INDUSTRY GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December
		31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$2,183,418	$2,334,910
Accounts receivable, net of allowance of $- and $27,252, respectively	9,413,487	5,423,123
Inventory	11,600,031	6,949,679
Deposits and prepaid expenses	9,343,552	10,557,660
Other receivables	1,308,066	777,236
Due from related party	1,451,047	-
Taxes recoverable (Note 14)	622,506	2,452,407
Total current assets	35,922,107	28,495,015
Property, plant and equipment, net	6,456,245	6,352,289
Intangible assets, net	9,194,488	6,666,591
Construction in progress	5,409,768	5,304,348
Prepayment for property, plant and equipment	7,207,505	1,833,096
Total assets	$64,190,113	$48,651,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$8,354,607	$4,535,830
Accounts payable and bills payable	4,489,488	3,388,806
Customer deposits	1,577,277	1,936,733
Other payables and accrued expenses	1,308,973	1,829,363
Due to related party	-	1,527,080
Income tax payable	3,546,227	2,501,229
Total current liabilities	19,276,572	15,719,041
Long term loans	7,890,462	-
Total liabilities	27,167,034	15,719,041
Commitments and contingencies (Note 18)

Stockholders' equity
Preferred stock: 5,000,000 shares authorized of $0.001 par value none issued and outstanding	-	-
Common stock: 100,000,000 shares authorized of $0.001 par value 30,000,000 and 30,000,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	30,000	30,000
Additional paid in capital – Stock and stock equivalents	17,988,805	17,988,805
Accumulated other comprehensive income	2,938,831	2,291,124
Retained earnings	16,065,443	12,622,369
Total stockholders’ equity	37,023,079	32,932,298
Total liabilities and stockholders’ equity	$64,190,113	$48,651,339

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$8,456,935	$12,587,353	$18,899,909	$16,878,352
Cost of revenue	5,182,847	8,929,127	12,047,828	11,706,000
Gross profit	3,274,088	3,658,226	6,852,081	5,172,352

Operating expenses
Selling expenses	376,637	42,882	726,232	118,317
General and administrative expenses	531,146	483,122	904,770	702,075
Total operating expenses	907,783	526,004	1,631,002	820,392
Income from operations	2,366,305	3,132,222	5,221,079	4,351,960

Other income (expenses)
Interest income	14,576	-	23,575	-
Interest expenses	(414,989)	(27,709)	(635,012)	(49,057)
Other (expenses) income	(8,513)	293	(30,364)	43,860
Government grant	342	1,125,562	45,414	1,419,809
Total other income (expenses)	(408,584)	1,098,146	(596,387)	1,414,612

Income before income taxes	1,957,721	4,230,368	4,624,692	5,766,572
Less: Provision for income taxes	605,751	906,513	1,181,618	1,217,396
Net income	1,351,970	3,323,855	3,443,074	4,549,176
Other comprehensive income
Foreign currency translation gain	543,689	91,450	647,707	183,491
Total comprehensive income	$1,895,659	$3,415,305	$4,090,781	$4,732,667

Earnings per share
- Basic	$0.05	$0.16	$0.11	$0.22
- Diluted	$0.05	$0.16	$0.11	$0.22

Weighted average shares outstanding
- Basic	30,000,000	20,500,000	30,000,000	20,500,000
- Diluted	30,001,509	20,500,000	30,000,000	20,500,000

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$3,443,074	$4,549,176
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	164,532	136,778
Amortization	118,792	108,477
Provision for bad debts	(27,469)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,809,756)	(6,555,165)
Inventory	(4,459,520)	4,882,432
Deposits and prepaid expenses	1,393,044	2,865,996
Other receivables	(509,377)	60,935
Taxes recoverable	1,856,694	(352,775)
Accounts payable and bills payable	1,021,260	(7,989,168)
Customer deposits	(393,299)	344,012
Other payables and accrued expenses	121,583	6,144,349
Income tax payable	188,127	960,532

Net cash (used in) provided by operating activities	(892,315)	5,155,579

Cash flows from investing activities
Acquisition of property, plant and equipment and construction in progress	(5,418,119)	(799,815)
Acquisition of intangible assets	(2,486,212)	(5,892,000)
Net cash used in investing activities	(7,904,331)	(6,691,815)

Cash flows from financing activities
Repayment of short term and long term debts	(3,058,151)	(715,830)
Proceeds from short term and long term debts	14,541,507	3,667,770
Repayment of due to related party	(2,877,296)	-

Net cash provided by financing activities	8,606,060	2,951,940

Effect of exchange rate changes in cash and cash equivalents	39,094	183,548

Net (decrease) increase in cash and cash equivalents	(151,492)	1,599,252
Cash and cash equivalents, beginning of period	2,334,910	1,471,729
Cash and cash equivalents, end of period	$2,183,418	$3,070,981

Supplemental Disclosures:
Cash paid during the period for:
Interest	$635,012	$49,057
Income taxes	$197,957	$1,217,396

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND NATURE OF BUSINESS

China Forestry Industry Group, Inc. (formerly known as Exotacar, Inc. and Phoenix Energy Resource Corporation (“PNXE”) ( “the Company”, “we”, “us”, “our” or “CNFI”) was incorporated on June 3, 2005 in the State of Nevada. On June 25, 2008, the Company changed its business focus from the development of online exotic car sales and entered into the oil and natural gas industry towards identifying and pursuing options regarding the development of energy resources, and changed its name from Exotacar, Inc. to Phoenix Energy Resource Corporation. From June 25, 2008 through to the date of the reverse acquisition, the Company was a designated shell company with minimal operations. On January 7, 2011, the Company changed its name from Phoenix Energy Resource Corporation to China Forestry Industry Group, Inc. to more accurately reflect the new business operations.

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Reclassification

Prepayment for property, plant and equipment – Prepayment for property, plant and equipment of $1,833,096 as of December 31, 2010 has been reclassified from deposits and prepaid expenses to conform to current presentation.

Due to related party – Amount due to related party of $1,527,080 as of December 31, 2010 has been reclassified from other payables and accrued expenses to due to related party to conform to current presentation.

Other taxes payable – Other taxes payable of $789,252 as of December 31, 2010 has been reclassified from income tax payable to other payables and accrued expenses to conform to current presentation.

Use of estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates.

Significant Estimates

These financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to depreciation of property, plant and equipment, allowance for uncollectible accounts, and impairment testing of long-lived assets. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Revenue recognition

The Company’s revenue recognition policies are in compliance with ASC 605 “Revenue Recognition”. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer, including the distributor and the end user. No return allowance is made as products returns are insignificant based on historical experience.

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

Shipping and handling

Shipping and handling costs are included in cost of revenue and selling expenses which totaled $5,808 and $15,677 for the three months ended June 30, 2011 and 2010, respectively. Shipping and handling costs amounted to $28,316 and $62,963 for the six months ended June 30, 2011 and 2010, respectively.

Advertising

Advertising costs are included in selling expenses which totaled $45,436 and $24,947 for the three months ended June 30, 2011 and 2010, respectively. Advertising costs amounted to $104,470 and $54,285 for the six months ended June 30, 2011 and 2010, respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	6/30/2011	6/30/2010
Period end RMB : USD exchange rate	6.46	6.79
Six months average RMB : USD exchange rate	6.54	6.82

	12/31/2010
Year end RMB : USD exchange rate	6.59
Average yearly RMB : USD exchange rate	6.76

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

The standard credit period for most of the Company’s clients is three months. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of June 30, 2011 and December 31, 2010. Allowance for doubtful accounts as of June 30, 2011 and December 31, 2010 are $0 and $27,252, respectively.

Inventory

Inventory is valued at the lower of cost (determined on a weighted average method) and net realizable value.

Costs incurred in bringing each product to its location and conditions are accounted for as follows:

-	raw materials – purchase cost on a weighted average basis;
-	manufactured finished goods and work-in-progress – cost of direct materials and labor and a portion of manufacturing overhead based on normal operating capacity but excluding borrowing costs; and
-	retail and wholesale merchandise finished goods – purchase cost on a weighted average basis.

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Impairment of long – lived assets and intangible assets

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2011 and December 31, 2010, the Company determined no impairment charges were necessary.

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Product warranties

Substantially all of the Company’s products are covered by a standard warranty of 1 year for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company provides warranty reserve for product warranties to reflect estimated material and labor costs of maintenance for potential or actual product issues but for which the Company expects to incur an obligation. The product warranty reserve was $0 as of June 30, 2011 and December 31, 2010.

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

Earnings per share (EPS)

Earnings per share is calculated in accordance with ASC 260-10 “Earnings per Share”, which requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about the fair value measurements. The amendments include the following:

1.	Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements.

2.	Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in this Update early, but no earlier than for interim periods beginning after December 15, 2011.

The Company is currently evaluating the impact, if any, of ASU No. 2011-04 on the Company’s financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.

The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted because compliance with amendments is already permitted. The Company already complies with this presentation.

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are probable of collection within one year. As such, all trade receivables are reflected as a current asset. Allowance for doubtful accounts as of June 30, 2011 and December 31, 2010 are $0 and $27,252, respectively. Bad debts written off for the three and six months ended June 30, 2011 and 2010 were $0.

4. INVENTORY

Inventory consists of:

	June 30,	December 31,
	2011	2010
Raw materials	$9,318,641	$6,297,151
Packaging materials and consumable	171,081	96,380
Finished goods	2,110,309	556,148
	$11,600,031	$6,949,679

There was no allowance made for obsolete or slow moving inventory as of June 30, 2011 and December 31, 2010.

5. DEPOSITS AND PREPAID EXPENSES

Deposits and prepaid expenses consist of:

	June 30,	December 31,
	2011	2010

Deposits for
Raw materials and goods supplies	$8,430,068	$9,424,358
Electricity	367	113,860
Shipping and handling	170,316	129,861
Prepayment for services	693,333	773,334
Others	49,468	116,247
	$9,343,552	$10,557,660

Trade deposits are paid to suppliers of raw materials and goods supplies, electricity and shipping and handling expense as deposits for inventory purchases and provision for services. The inventory is normally delivered within one to two months after the payments have been made. Prepayments for services were paid for financial advisory services and services in connection with the listing of the Company.

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. OTHER RECEIVABLES

Other receivables consist of:

	June 30,	December 31,
	2011	2010

Guarantee deposits	$946,943	$682,711
Due from employees	212,449	73,066
Prepaid promotion and advertising expenses	75,993	-
Prepaid professional expenses	18,256	9,665
Others	54,425	11,794
	$1,308,066	$777,236

Guarantee deposits are provided to financial institutions in return for issuance of a corporate guarantee to financiers. Due from employees are amounts advanced to employees for business expenses on behalf of the Company and will be reconciled upon the employees submitting the business expenses receipts.

7. TAXES RECOVERABLE

Taxes recoverable consist of:

	June 30,	December 31,
	2011	2010

VAT	$622,506	$2,452,407

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	June 30,	December 31,
	2011	2010

Buildings	$3,034,227	$2,975,099
Machinery and equipment	4,116,298	3,968,175
Motor vehicles	137,209	134,536
Office equipment	207,341	99,436
Furniture and fixtures	16,129	46,212
	7,511,204	7,223,458
Less: Accumulated depreciation	(1,054,959)	(871,169)
	$6,456,245	$6,352,289

During the three months ended June 30, 2011, depreciation expenses amounted to $84,904, of which $67,321 and $17,583 were recorded as cost of sales and general and administrative expenses, respectively.

During the three months ended June 30, 2010, depreciation expenses amounted to $68,427, of which $56,766 and $11,661 were recorded as cost of sales and general and administrative expenses, respectively.

During the six months ended June 30, 2011, depreciation expenses amounted to $164,532, of which $132,065 and $32,467 were recorded as cost of sales and general and administrative expenses, respectively.

During the six months ended June 30, 2010, depreciation expenses amounted to $136,778, of which $114,309 and $22,469 were recorded as cost of sales and general and administrative expenses, respectively.

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. INTANGIBLE ASSETS, NET

Net intangible assets at June 30, 2011 were as follows:

	At Cost	Accumulated Amortization	Net Book Value

Land use rights	$3,105,119	$71,691	$3,033,428
Forest right	6,188,598	299,446	5,889,152
Software	277,693	5,785	271,908
	$9,571,410	$376,922	$9,194,488

Net intangible assets at December 31, 2010 were as follows:

	At Cost	Accumulated Amortization	Net Book Value

Land use rights	$847,752	$53,421	$794,331
Forest right	6,068,000	195,740	5,872,260
	$6,915,752	$$249,161	$6,666,591

Private ownership of land is not permitted in the PRC. Instead, the Company has leased three lots of land. The cost of the first and second lots land use rights acquired in 2007 and 2008 were $320,426 (RMB2,105,232) and $532,716 (RMB3,500,000), respectively and these lots were located at Hexing Village, Dingxiao Economic Development Zone, Xingyi City, Qianxinan, Guizhou Province, the People’s Republic of China. The cost of the third lot of land is forest land, acquired in 2010 was $6,088,187 (RMB40,000,000) and was located at Liping County, Qiandongnan, Guizhou Province, the People’s Republic of China.

Land use rights are amortized on the straight line basis over their respective lease periods. The lease period of agriculture land is 30 years.

During the three months ended June 30, 2011 and 2010, amortization expenses amounted to $62,680 and $54,238 respectively which was recorded under general and administrative expenses.

During the six months ended June 30, 2011 and 2010, amortization expenses amounted to $118,792 and $108,477, respectively which was recorded under general and administrative expenses.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2011	$154,147
2012	308,293
2013	308,293
2014	308,293
2015	308,293
Thereafter	7,807,169
Total	$9,194,488

10. CONSTRUCTION IN PROGRESS

	June 30,	December 31,
	2011	2010
Wooden fiber manufacturing factory	$5,355,426	$5,251,065
Wooden floor manufacturing factory	54,342	53,283
Total	$5,409,768	$5,304,348

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. SHORT TERM AND LONG TERM LOANS

There are no provisions in the Company’s bank borrowings that would accelerate repayment of loan as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire the loans prior to maturity, either at par or at a premium over par.

(a) Short term loans

Short-term loans represent the borrowings from commercial banks that are due within one year. These loans consisted of the following:

			Interest	June 30,	December 31,
Bank	Term	Notes	rate	2011	2010
				(unaudited)
Xingyi City Rural Cooperative Bank	March 26, 2010 to March 25, 2011		7.965%	$-	$743,330

Bank of Chongqing	June 21, 2010 to June 20, 2011	(i)	5.31%	-	3,034,000

Xingyi City Rural Cooperative Bank	July 17, 2009 to July 16, 2011	(ii)	8.10%	773,575	758,500

China Merchant Bank	March 8, 2011 to March 7, 2012	(iii)	6.06%	3,867,874	-

Xingyi City Rural Cooperative Bank	April 30, 2011 to April 29, 2012	(ii)	8.72%	1,547,149	-

Xingyi City Rural Cooperative Bank	May 6, 2011 to April 29, 2012	(ii)	8.72%	2,166,009	-

				$8,354,607	$4,535,830

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. SHORT TERM AND LONG TERM LOANS - CONTINUED

(b) Long term loans

Long term loans consist of the following:

			Interest	June 30,	December 31,
Bank	Term	Notes	rate	2011	2010
				(unaudited)

Guiyang City Nanming	January 24, 2011 to	(iii)	8.775%

Rural Credit Cooperative Bank	November 18, 2012			$3,867,874	$-

Guiyang City Nanming Rural Credit Cooperative Bank	January 24, 2011 to January 18, 2013	(iii)	8.775%	4,022,588	-

				$7,890,462	$-

Notes:

(i) The loan is secured by forestry land use right of the Company. The net book value of the forestry land use right is $1,349,965 as of December 31, 2010.

(ii) The loan has a corporate guarantee by Zhong Ruixin Investment Guarantee Co., Ltd in which our director, Mr. Yi Zeng also serves as their general manager. The Company paid a guarantee fee of $225,393 to Zhong Ruixin Investment Guarantee Co., Ltd.

(iii) The loans are secured by the real estate properties of Guizhou Huacheng Group in which our director, Mr. Yudong Ji also serves as their chairman.

Interest expenses on the loans for the three months ended June 30, 2011 and 2010 amounted to $415,141 and $29,957, respectively. Interest expenses on the loans for the six months ended June 30, 2011 and 2010 amounted to $635,164 and $55,905, respectively.

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers for orders of product. The products normally are shipped within three months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30, 2011 and December 31, 2010, customer deposits amounted to $1,577,277 and $1,936,733, respectively.

13. OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2011	2010
	(unaudited)
Other taxes payable	$497,551	$789,252
Due to third parties	-	775,187
Due to employees	664,965	151,700
Accrued wages	146,457	113,224
Total	$1,308,973	$1,829,363

Other taxes payable include VAT tax, city maintenance and construction levies, stamp duty, education levies and other miscellaneous taxes.

14. INCOME TAXES

The Company is incorporated in the State of Nevada in the U.S. and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.

No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the three and six months ended June 30, 2011 and 2010.

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. INCOME TAXES – CONTINUED

Provision for income taxes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Income tax

CNFI - U.S. corporate tax
	$-	$-	$-	$-
CBF - Hong Kong profits tax
	-	-	-	-
QAF - China EIT	137,744	434,413	277,821	624,792
QSTF - China EIT	467,267	472,100	903,057	592,604
GSTF - China EIT	740	-	740	-
Deferred tax	-	-	-	-
	$605,751	$906,513	$1,181,618	$1,217,396

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the three and six months ended June 30, 2011 and 2010. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

15. STOCK OPTIONS AND WARRANTS

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

	Number of shares
	entitled to	Exercise	Expiration date
	purchase	Price
Balance as of December 31, 2010	60,000	$4.00
Warrants exercised	-	-
Warrants expired	-	-
Total outstanding as of June 30, 2011	60,000	$4.00	December 15, 2015

There was no share based compensation expense for the three and six months ended June 30, 2011 and 2010.

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16. CONCENTRATION, RISKS, AND UNCERTAINTIES

The Company has the following concentrations of business with customers constituting 10% or greater of the Company’s revenues for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Customer A	67.74%	40.72%	70.01%	32.34%
Customer B	24.87%	34.68%	26.21%	33.31%

As of June 30, 2011, amount due from customer A and customer B were $3,428,567 and $4,640,576, respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

The Company has the following concentrations of business with suppliers constituting 10% or greater of the Company’s purchases for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Supplier A	59.00%	76.72%	62.53%	48.82%
Supplier B	17.60%	*	*	*
Supplier C	13.46%	*	*	*
Supplier D	*	*	*	12.68%

* Constitute less than 10% of the Company’s total purchases.

As of June 30, 2011, amount due to supplier A, B, C and D were $0, $1,399,187, $0 and $0, respectively.

17. ECONOMIC AND POLITICAL RISK

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18. COMMITMENTS AND CONTINGENCIES

Operating Leases

There was no lease expense for the three and six months ended June 30, 2011 and 2010. The leases of the stores were signed under GST, our former joint venture partner, and other non GST parties and lease payments were paid by these parties. As of June 30, 2011, two of the store leases have been transferred under QSTF and QSTF will be responsible for the lease payment starting from July 2011.

As of June 30, 2011, the Company entered into two lease agreements for its stores and warehouses at two locations which expire in 2013. The lease payments commence in July 2011 and will be recorded as lease expense by QSTF. The future minimum lease payments as of June 30, 2011 are as follow:

For the year ending December 31,

Remainder of 2011	$30,519
2012	61,038
2013	54,466

$146,023

Purchase of Property for a total consideration of $9,695,281 (RMB62,665,450)

On August 25, 2006, the Company signed a contract for property under construction, totaling $9,695,281 (RMB62,665,450). As of June 30, 2011, the Company paid $6,575,385 (RMB42,500,000) was recorded in prepayment for property, plant and equipment. The remainder $3,119,896 (RMB20,165,450) will be paid by the end of 2011.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of June 30, 2011 and December 31, 2010, the Company did not have any pending claims, charges, or litigation that it would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and comprehensive income or cash flows.

19. OBLIGATIONS UNDER MATERIAL CONTRACTS

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

20. EARNINGS PER SHARE

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income	$1,351,970	$3,323,855	$3,443,074	$4,549,176
Net income used in computing basic earnings per share	$1,351,970	$3,323,855	$3,443,074	$4,549,176
Basic earnings per share	$0.05	$0.16	$0.11	$0.22

Basic weighted average shares outstanding	30,000,000	20,500,000	30,000,000	20,500,000

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income	$1,351,970	$3,323,855	$3,443,074	$4,549,176
Net income used in computing diluted earnings per share	$1,351,970	$3,323,855	$3,443,074	$4,549,176
Diluted earnings per share	$0.05	$0.16	$0.11	$0.22

Weighted average outstanding shares of common stock	30,000,000	20,500,000	30,000,000	20,500,000
Warrants and contingently issuable shares	1,509	-	-	-
Options and contingently issuable shares	-	-	-	-

Diluted weighted average shares outstanding	30,001,509	20,500,000	30,000,000	20,500,000

For the three months ended June 30, 2011, 60,000 warrants, were not included in the diluted earnings per share because the average stock price was lower than the strike price of these warrants. There were no potentially dilutive securities during the three months ended June 30, 2011 and 2010.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Potential common shares outstanding as of June 30,
Warrant outstanding (shares)	60,000	-	-	-

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

21. PRODUCT LINE INFORMATION

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

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Domestic sales
Wooden fiber sheet	$618,212	$6,970,666	$2,065,828	$9,727,338
Wooden floor	7,838,723	5,616,687	16,834,081	7,151,014
	$8,456,935	$12,587,353	$18,899,909	$16,878,352

22. RELATED PARTIES TRANSACTIONS

As of June 30, 2011 and 2010, the Company had the following significant related party transactions:

Name of related party	Nature of transactions

Mr. YuLu Bai, Chief Executive Officer

There are due from Mr. YuLu Bai totaled $1,451,047 and $0 as of June 30, 2011 and 2010 and included in Due from Related Party. Due to Mr. YuLu Bai was $1,527,080 as of December 31, 2010. The amounts are unsecured, interest free and have no fixed term of repayment.

The amount due from Mr. Bai relates to proceeds from the share exchange agreement which was deposited to Mr. Bai’s account. At December 31, 2010, the Company had payable to Mr. Bai for forestry right that Mr. Bai paid on behalf of the Company; therefore, the amount due from Mr. Bai was netted with the amount due to Mr. Bai, resulted in a net due to related party balance of $1,527,080. During the six months ended June 30, 2011, the Company paid off the amount due to Mr. Bai, resulted in a net due from related party balance of $1,451,047 as of June 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

  the “Company,” “we,” “us,” and “our” refer to the combined businesses of China Forestry Industry Group, Inc. and its subsidiaries, Bingwu Forestry, Aosen Forestry, Silvan Flooring and Guiyang Silvan Touch;

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

  “PRC” and “China” refer to the People’s Republic of China;

  “SEC” refers to the Securities and Exchange Commission;

  “Exchange Act” refers the Securities Exchange Act of 1934, as amended;

  “Securities Act” refers to the Securities Act of 1933, as amended;

  “Renminbi” and “RMB” refer to the legal currency of China; and

  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

Overview of our Business

We are engaged in the production and sale of floor materials and related products to residential and commercial customers in China. Our product lines include laminate flooring and fiber floor boards that are manufactured in a variety of colors, dimensions and designs.

The primary raw material used in our products is wood, which we currently procure from third party suppliers. We expect that commencing in late 2012, we will be able to procure approximately 20% of our wood from our 2,250 hectares (approximately, 22.5 km2) of eucalyptus forest in Guizhou province.

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

We market and sell our products through five branch offices and approximately several hundred specialty retail flooring stores, concentrated mostly in southwestern China. We also sell some of our products through eight retail stores which we refer to as “flagship” stores because they are generally larger and better equipped with samples, promotional material and product inventory, as compared to regular retail stores, and as a result, they better promote our image and the quality of our products. We are also seeking commercial arrangements for the sale of our products through home supply stores, such as our recent agreement to sell our products at Red Star Macalline Furniture Mall’s Guiyang store. Red Star Macalline Furniture Mall is a large home products supply store chain in China, similar to Home Depot and Lowe’s in the U.S., with over 30 malls and stores across China. We believe that home supply stores are an important channel for the sale of building/home renovation materials and we plan to increase our efforts to work with more home supply stores in the future.

In March 2011, we established Guiyang Silvan Touch in order to expand our sales channels. Guiyang Silvan Touch’s principal activities will be manufacturing and wholesaling of wood flooring, furniture and decorations. Guiyang Silvan Touch has started operations on March 24, 2011.

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second quarter of 2011:

  Revenue: Revenue was $8.5 million for the three months ended June 30, 2011, a decrease of $4.1 million, or 32.8%, from $12.6 million for the same period last year.

  Gross Profit and Margin: Gross profit was $3.3 million for the three months ended June 30, 2011, a decrease of $384,138, or 10.5%, from $3.7 million for the same period last year. Gross margin was 38.7% for the three months ended June 30, 2011, as compared to 29.1% for the same period last year.

  Net Income: Net income was $1.4 million for the three months ended June 30, 2011, a decrease of $1.9 million, or 59.3%, from $3.3 million for the same period last year.

  Fully diluted net income per share: Fully diluted net income per share for the three months ended June 30, 2011 was $0.05, as compared to $0.16 for the same period last year.

As of June 30, 2011, the total of our contract backlog was approximately $7.7 million.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

The following table shows key components of our results of operations during the three months ended June 30, 2011 and 2010, in both dollars and as a percentage of our revenues.

(All amount, other than percentage, in U.S. dollars)
	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010		Increase/(Decrease)
		As a		As a
		percentage of		percentage of
	Dollar ($)	Revenue	Dollar ($)	Revenue	Dollar ($)	Percentage

Revenue	8,456,935	100.00%	12,587,353	100.00%	(4,130,418)	-32.81%
Cost of revenue	5,182,847	61.29%	8,929,127	70.94%	(3,746,280)	-41.96%
Gross profit	3,274,088	38.71%	3,658,226	29.06%	(384,138)	-10.50%
Operating expenses
Selling expenses	(376,637)	4.45%	(42,882)	0.34%	333,755	778.31%
General and administrative expenses	(531,146)	6.28%	(483,122)	3.84%	48,024	9.94%
Total operating expenses	(907,783)	10.73%	(526,004)	4.18%	381,779	72.58%
Income from operations	2,366,305	27.98%	3,132,222	24.88%	(765,917)	-24.45%
Other income (expense)
Interest income	14,576	0.17%	-	-	14,576	-
Interest expense	(414,989)	-4.91%	(27,709)	-0.22%	387,280	1397.67%
Other (expenses) income	(8,513)	-0.10%	293	0.00%	(8,806)	3005.46%
Government grant	342	0.00%	1,125,562	8.94%	(1,125,220)	-99.97%

Total other income (expenses)	(408,584)	-4.83%	1,098,146	8.72%	(1,506,730)	-137.21%

Income before income taxes	1,957,721	23.15%	4,230,368	33.61%	(2,272,647)	-53.72%

Provision for income taxes	(605,751)	7.16%	(906,513)	7.20%	(300,762)	-33.18%
Net income	1,351,970	15.99%	3,323,855	26.41%	(1,971,885)	-59.33%

Revenue. We generate revenues from the sales of our industrial fiber boards, laminate flooring, wooden flooring, and related flooring products. Our revenue decreased to $8.5 million for the three months ended June 30, 2011, from $12.6 million for the same period in 2010, representing a 32.8% decrease. The decrease in revenue was mainly due to decrease in sales volume and average sales price of our fiber board products resulting from intense competition in the market for similar products.

In terms of product lines, sales of our laminate flooring and fiber board products accounted for approximately 63.0% and 37.0% of our revenue, respectively, for the three months ended June 30, 2011, as compared to approximately 38.0% and 62.0%, respectively, for the same period in 2010. We did not sell any hard wood flooring products in the second quarter because we are still developing this new product market.

Both sales volume and average sales price of our laminate flooring products increased in this quarter. Average unit sales price of laminate flooring products increased slightly by approximately 0.2% for the three months ended June 30, 2011. We sold approximately 0.9 million square meters of laminate flooring products during the three months ended June 30, 2011, as compared to approximately 0.7 million square meters of laminate flooring products for the same period in 2010. The increase was mainly due to our continued promotion and market expansion efforts for this product line.

Sales volume and average sales price of our fiber board products decreased during the three months ended June 30, 2011. We sold approximately 0.6 million pieces of fiber boards during the three months ended June 30, 2011, as compared to approximately 1.2 million pieces of fiber boards for the same period in 2010. The decrease in sales volume was mainly because we received two big one-time orders for fiber boards in the second quarter last year. With the expansion of our new facility, we are actively developing long-term customers. Average sales price of our fiber board products decreased approximately 1.8% in the second quarter of 2011 as compared to the same period last year. A larger portion of our products sold in this quarter was 12mm fiber board which generally has a lower sales price than our 15mm fiber board which was the major products sold in the same quarter last year.

Cost of Revenue. Our cost of revenue is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenue decreased $3.7 million, or 42.0%, to $5.2 million for the three months ended June 30, 2011, from $8.9 million for the same period in 2010. The decrease was generally in line with the decrease in sales volume. The cost of revenue as a percentage of revenue decreased from 70.9% for the three months ended June 30, 2010 to 61.3% for the three months ended June 30, 2011. Such percentage decrease was primarily due to the increased gross margin of our fiber board product line. As a percentage of revenue, cost of sales for our fiber board product line was 70.3% for the three months ended June 30, 2011 as compared to 75.6% for the same period in 2010. Due to our continuing research and development efforts, we improved the manufacturing technology of this product line which led to less consumption of raw material and improved gross margin.

Gross profit and gross margin. Our gross profit is equal to the difference between our revenue and our cost of revenue. Our gross profit decreased $384,138, or 10.5%, to $3.3 million for the three months ended June 30, 2011, from $3.7 million for the same period in 2010. Gross profit as a percentage of revenue (gross margin) was 38.7% and 29.1% for the three months ended June 30, 2011 and 2010, respectively. The increase in the gross margin was primarily driven by the increased gross margin of our fiber board products as described above. The respective gross margins for our laminate flooring and fiber board products were 29.8% and 29.7% for the three months ended June 30, 2011, as compared to 36.6% and 24.4% for the same period in 2010. The drop in laminate flooring’s gross margin was mainly attributable to a greater percentage increase in average cost than the percentage increase in average sales price.

Selling expenses. Our selling expenses are comprised primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, travel expense, consulting fees and other sales related costs. Our selling expenses increased by $333,755, or 778.3%, to $376,637 for the three months ended June 30, 2011, from $42,882 for the same period in 2010. The increase was primarily a result of the expansion of our sales network leading to increased salary, welfare expenses and advertisement and exhibition expenses. Our salary expenses for the three months ended June 30, 2011 amounted to approximately $248,618, compared to approximately $123,995 for the same period in 2010. Our welfare expenses for the three months ended June 30, 2011 amounted to approximately $38,569, compared to approximately $2,059 for the same period in 2010. Our advertisement and exhibition expenses for the three months ended June 30, 2011 amounted to approximately $138,357, compared to approximately $24,887 for the same period in 2010. Due to continued efforts to promote our brand recognition and marketing in the PRC, our travel and consultation expenses also increased and contributed to the increase of selling and marketing expenses. Our travel expenses for the three months ended June 30, 2011 amounted to approximately $20,715, compared to approximately $5,648 for the same period in 2010. We also incurred approximately $23,233 in consultation expenses for the three months ended June 30, 2011 and we had no such expense in the same quarter in 2010.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased $48,000, or 9.9%, to $531,000 for the three months ended June 30, 2011, from $483,000 for the same period in 2010. This increase was mainly due to the hiring of additional staff to manage our expanding business, particularly in our finance department, to assist with the increased administrative duties associated with being a public company. This also led to increases of related welfare expenses.

Other income (expense). Our total other expenses for the three months ended June 30, 2011 was $408,584, as compared to other income of $1.1 million for the same period in 2010. We incurred more expenses in this quarter mainly because of a higher interest expense of $415,000 resulting from increased bank borrowings during the three months ended June 30, 2011. In addition, we received a one-time government grant of $1.1 million in the second quarter 2010.

Income before income taxes. Our income before income taxes decreased by $2.2 million, or 53.7%, to $2.0 million for the three months ended June 30, 2011, from $4.2 million for the same period in 2010. As a percentage of revenue, our income before income taxes decreased from 33.6% for the three months ended June 30, 2010 to 23.2% for the three months ended June 30, 2011. The amount and percentage decrease mainly a result of lower gross profit, higher selling expenses and higher interest expenses due to increase of loan for purchasing raw materials in 2011.

Government grant. We received $342 in government grant income for the three months ended June 30, 2011, as compared to $1.1 million for the same period in 2010. Government grant income received for the three months ended June 30, 2010 consisted entirely of the value added tax refund.

Income taxes. Our income taxes decreased by $300,000, or 33.2%, to $606,000 for the three months ended June 30, 2011, from $906,000 for the same period in 2010. The decrease was due to our decrease in our taxable income.

Net Income. For the three months ended June 30, 2011, we generated a net income of $1.4 million, a decrease of $1.9 million, or 57.3%, from $3.3 million for the same period in 2010, as a result of the cumulative effect of the foregoing factors.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

The following table shows key components of our results of operations during the six months ended June 30, 2011 and 2010, in both dollars and as a percentage of our revenues.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010		Increase/(Decrease)
		As a		As a
		percentage of		percentage
	Dollar ($)	Revenue	Dollar ($)	of Revenue	Dollar ($)	Percentage
Revenue	18,899,909	100.00%	16,878,352	100.00%	2,021,557	11.98%
Cost of revenue	12,047,828	63.75%	11,706,000	69.36%	341,828	2.92%
Gross profit	6,852,081	36.25%	5,172,352	27.37%	1,679,729	32.48%
Operating expenses

Selling expenses	726,232	3.84%	118,317	0.70%	607,915	513.80%
General and administrative expenses	904,770	4.79%	702,075	4.16%	202,695	28.87%
Total operating expenses	1,631,002	8.63%	820,392	4.86%	810,610	98.81%
Income from operations	5,221,079	27.62%	4,351,960	25.78%	869,119	19.97%
Other income (expense)
Interest income	23,575	0.12%	-	0.00%	23,575	100.00%
Interest expense	(635,012)	-3.36%	(49,057)	-0.29%	585,955	1194.44%
Other expenses	(30,364)	-0.16%	43,860	0.00%	(74,224)	-169.22%
Government grant	45,414	0.24%	1,419,809	8.41%	(1,374,395)	-96.80%
Total other income (expenses)	(596,387)	-3.16%	1,414,612	8.38%	(2,010,999)	-142.16%
Income before income taxes	4,624,692	24.47%	5,766,572	34.17%	(1,141,880)	-19.80%
Provision for income taxes	(1,181,618)	-6.25%	(1,217,396)	-7.21%	(35,778)	-2.94%
Net income	3,443,074	18.22%	4,549,176	26.95%	(1,106,102)	-24.31%

Revenue. Our revenue increased to $18.9 million for the six months ended June 30, 2011, from $16.9 million for the same period in 2010, representing a 12.0% increase. The increase in revenue was mainly due to higher sales volume in the first quarter of 2011 after the expansion of our sales and distribution network. During the six months ended June 30, 2011, we sold approximately 2.0 million square meters of laminate flooring products and approximately 1.1 million pieces of fiber boards, as compared to approximately 0.9 million square meters of laminate flooring products and approximately 1.7 million pieces of fiber boards for the same period in 2010. In addition, we started selling hard wood flooring products in the market in the first quarter of 2011 and sold approximately 0.05 million square meters of hard wood flooring products in the six months ended June 30, 2011. Our respective sales of laminate flooring products, fiber board products and hard wood flooring products accounted for approximately 65.3%, 34.1% and 0.6% of our revenue for the six months ended June 30, 2011, as compared to 34.9%, 65.1% and 0% for the same period in 2010.

Cost of revenue. Our cost of revenue increased $341,828, or 2.9%, to $12.0 million for the six months ended June 30, 2011, from $11.7 million for the same period in 2010. The increase was generally in line with the increase in sales volume. The cost of revenue as a percentage of revenue decreased from 69.4% for the six months ended June 30, 2010 to 63.8% for the six months ended June 30, 2011. The percentage decrease was primarily due to improved gross margin of our fiber board products as discussed in the immediate paragraph below.

Gross profit and gross margin. Our gross profit increased $1.7 million, or 32.5%, to $6.9 million for the six months ended June 30, 2011, from $5.2 million for the same period in 2010. Such increase in overall gross profit was mainly due to an approximately 59% increase in gross profit generated from sales of laminate flooring products which more than offset an approximately 29.6% decrease of gross profit from sales of fiber boards. Gross margin was 36.3% and 30.6% for the six months ended June 30, 2011 and 2010, respectively. The increase in gross margin was primarily driven by the difference between the percentage increase in cost of sales (2.9%) and the increase in revenues (12.0%) . Gross margins for our laminate flooring products and fiber board products were 26.1% and 27.0%, respectively, for the six months ended June 30, 2011, as compared to 37.0% and 24.0%, respectively, for the same period in 2010. Gross margin of our new hard wood flooring products was 24.8% for the six months ended June 30, 2011. Gross margin of fiber board products improved in the first six months of 2011 mainly due our continuing research and development efforts, which led to improvement in manufacturing technology and less consumption of raw material. The drop in gross margin of laminate flooring products was mainly attributable to a combined effect of decrease in their unit sales price and increase in unit cost. The average sales price of laminate flooring products per square meter dropped approximately 4.2% from the six months ended June 30, 2010 as a result of intense competition in the market for similar products.

Selling expenses. Our selling expenses increased by $608,000, or 513.8%, to $726,000 for the six months ended June 30, 2011, from $118,000 for the same period in 2010. The increase was primarily a result of the expansion of our sales network leading to increased salary, welfare expenses and advertisement and exhibition expenses. Our salary expenses for the six months ended June 30, 2011 amounted to approximately $501,178, compared to approximately $213,293 for the same period in 2010. Our welfare expenses for the six months ended June 30, 2011 amounted to approximately $94,852, compared to approximately $4,390 for the same period in 2010. Our advertisement and exhibition expenses for the six months ended June 30, 2011 amounted to approximately $203,232, compared to approximately $54,144 for the same period in 2010. Due to continued efforts to promote our brand recognition and marketing in the PRC, we also incurred more travel and consultation expenses. Our travel expenses for the six months ended June 30, 2011 amounted to approximately $49,708, compared to approximately $7,797 for the same period in 2010. Our consultation expenses for the six months ended June 30, 2011 amounted to approximately $86,534, compared to $0 for the same period in 2010.

General and administrative expenses. Our general and administrative expenses increased $203,000, or 28.87%, to $905,000 for the six months ended June 30, 2011, from $702,000 for the same period in 2010. This increase was mainly due to the hiring of additional staff to manage our expanding business, particularly in our finance department, to assist with the increased administrative duties associated with being a public company.

Other income (expense). We had $596,000 in net other expenses for the six months ended June 30, 2011, as compared to net other income of $1.4 million for the same period in 2010. The $2.0 million decrease in other income (expense) was primarily due to a one time government grant of $1.4 million received in the six months ended June 30, 2010 and higher interest expense of $635,000 resulting from increased bank borrowings during the six months ended June 30, 2011.

Income before income taxes. Our income before income taxes decreased by $1.1 million, or 19.8%, to $4.6 million for the six months ended June 30, 2011, from $5.8 million for the same period in 2010. As a percentage of revenue, our income before income taxes decreased from 34.2% for the six months ended June 30, 2010 to 24.5% for the six months ended June 30, 2011. The dollar and percentage decrease was primarily a result of the higher selling, general and administrative expenses and factors causing the fluctuation in other income (expense) discussed above.

Government grant. We received government grant of $45,000 for the six months ended June 30, 2011, as compared to $1.4 million for the same period in 2010.

Income taxes. Our income taxes decreased by $36,000, or 2.9%, to $1.2 million for the six months ended June 30, 2011, from $1.2 million for the same period in 2010. The decrease was primarily due to decrease in taxable income resulting from the increase in operating expenses and other expenses discussed above.

Net Income. For the six months ended June 30, 2011, we generated a net income of $3.4 million, a decrease of $1.1 million, or 24.31%, from $4.5 million for the same period in 2010, as a result of the cumulative effect of the foregoing factors.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $2.1 million. The following table summarizes the key cash flow metrics from our condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010.

Cash Flow

	Six Months Ended June 30,
	2011	2010
Net cash (used in) provided by operating activities	$(892,315)	$5,155,579
Net cash (used in) investing activities	(7,904,331)	(6,691,815)
Net cash provided by financing activities	8,606,060	2,951,940
Effects of exchange rate changes in cash	39,094	183,548
Net (decrease) increase in cash and cash equivalents	(151,492)	1,599,252
Cash and cash equivalents at beginning of the period	2,334,910	1,471,729
Cash and cash equivalent at end of the period	$2,183,418	$3,070,981

Operating Activities

Net cash used in operating activities was $892,315 on for the six months ended June 30, 2011, as compared to net cash provided by operating activities of $5.2 million for the same period in 2010. The drop in net cash from operating activities was primarily due to a decrease of $1.0 million in net income, an approximately $4.5 million cash outflow in inventory purchases and a $3.8 million outflow in accounts receivable, which more than offset a cash inflow of $1.9 million in taxes recoverable and $1.4 million in deposits and prepaid expenses. The significant increase in inventory during the six months ended June 30, 2011 was attributable to increased inventory and raw materials purchases in anticipation of the development of our sales network in some selected markets in China.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $7.9 million, as compared to $6.7 million for the same period in 2010. The net cash used in investing activities was primarily due to our purchase of land use rights for approximately $2.3 million during the six months ended June 30, 2011. In addition, we paid approximately $5.4 million as prepayment for properties under construction for the expansion of the Company facilities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $8.6 million, as compared to $3.0 for the same period in 2010. The increase in net cash provided by financing activities was primarily due to a $3.9 million loan from China Merchant Bank, a loan from Bank of Chongqing for $2.2 million and two loans from the Guiyang City Nanming Rural Credit Cooperative Bank for $3.8 million and $4.0 million, respectively. Such increase was offset by repayment of a short term bank loan of $3 million that matured in June 2011. In addition, we paid off $2.9 million payable to Mr. Yulu Bai for the purchase cost of the forestry land use right that Mr. Bai had paid on behalf of the Company.

Loan Commitments

As of June 30, 2011, the amount, maturity date and term of each of our bank loans were as follows:

		Interest
Bank	Amount*	Rate	Maturity Date	Duration
Xingyi City Rural Cooperative Bank	$1,547,149	8.72%	April 29, 2012	1 year
China Merchant Bank	3,867,874	6.06%	March 7, 2012	1 year
Xingyi City Rural Cooperative Bank	773,575	8.10%	July 16, 2011	1 year
Xingyi City Rural Cooperative Bank	2,166,009	8.72%	April 29, 2012	1 year
Guiyang City Nanming Rural Credit Cooperative Bank	3,867,873	8.78%	November 18, 2012	22 months
Guiyang City Nanming Rural Credit Cooperative Bank	4,022,588	8.78%	January 18, 2013	2 years
Total	16,245,069

* Calculated based on the exchange rate of $1 = RMB 6.4635

We believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, including loans, to meet our expected capital expenditure and working capital for the next 12 months. We may require additional cash resources in the future due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Obligations Under Material Contracts

In addition to the loan obligations disclosed above, we have the following material contractual obligations:

  On February 2, 2010, we entered into a financial advisory agreement to appoint Asia Regal Financial Capital Group Co., Ltd. and Shenzhen Junwei Investment and Development Co., Ltd. as financial advisors. Pursuant to the agreement, we are obligated to issue to the financial advisors 100,000 shares of common stock at $0.10 per share prior to December 31 of every year within 5 years from the quotation of our stock in the OTC markets. The agreement contains an exclusivity provision whereby we have agreed to engage them as our sole financial advisors for a 2-year period following such stock quotation and contains a $1 million liquidated damages provision for breach of such exclusivity.

  On August 25, 2006, we entered into a contract for property under construction, requiring payments totaling $9,695,281 (RMB62,665,450). As of June 30, 2011, we had paid $6,575,385 (RMB42,500,000). These payments were recorded in deposits and prepaid expenses. The remaining $3,119,896 (RMB20,165,450) will be paid by the end of 2011.

The table below sets forth our contractual obligations as of June 30, 2011.

Payment due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$16,245,069	$8,354,607	$7,890,462	-	-
Due to Related Companies	-	-	-	-	-
Operating Lease Obligations	148,432	60,877	57,305	30,249	-
Capital Lease Obligations	-	-	-	-	-
Capital Expenditures	3,119,896	3,119,896	-	-	-
Purchase Obligations	3,599,151	3,599,151	-	-	-
Total	$23,112,548	$15,134,531	$7,947,767	$30,250	$-

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introduction

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the Chinese economy and our industry and continually maintain effective cost controls in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Yulu Bai, and Chief Financial Officer, Mr. Jiyong He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2011. Based upon, and as of the date of this evaluation, Messrs. Bai and He, determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of June 30, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, management concluded that we need to increase our qualified accounting personnel and enhance the supervision, monitoring and reviewing of financial statements preparation processes. We have already taken measures to remediate these material weaknesses by seeking an additional financial reporting and accounting staff member. The Company is currently seeking additional seasoned finance and accounting professionals and experienced financial reporting personnel with relevant knowledge in the preparation of financial statements in accordance with U.S. GAAP and financial reporting disclosure requirements under SEC rules to strengthen the accounting department. In addition, the Company is actively seeking a new CFO who is knowledgeable and experienced in US GAAP and SEC reporting matters. The Company has been interviewing potential candidates to seek for these qualified accounting staff and CFO.

In the meantime, the Company has hired an external consultant to assist with the preparation of US GAAP financial statements and assisting with the Form 10K and 10Q preparation.

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T*

* Furnished herewith

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 2011	CHINA FORESTRY INDUSTRY GROUP, INC.

	By:	/s/ Yulu Bai
Yulu Bai, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiyong He
Jiyong He, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)