Form 10-Q
period 2011-09-30
Silvan Industries, Inc.
filed 2011-11-21
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-52843

SILVAN INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-5408832
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Jun Yue Hua Ting, Building A
3rd Floor, Unit -1
#58 Xin Hua Road
Guiyang, Guizhou 550002
People’s Republic of China
(Address of principal executive offices, Zip Code)

(+86) 851-552-0951
(Registrant’s telephone number, including area code)

CHINA FORESTRY INDUSTRY GROUP, INC.
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

Yes[ x ]        No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes[ x ]        No[  ]

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 17, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	30,000,000

SILVAN INDUSTRIES, INC.

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2011

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$72,045	$362,810
Restricted cash	4,695,938	1,972,100
Accounts receivable, net of allowance of $- and $27,252, respectively	5,283,516	5,423,123
Bills receivable	2,050,560	-
Inventory	12,886,170	6,949,679
Deposits and prepaid expenses	18,235,277	10,557,660
Other receivables	1,330,905	777,236
Due from related party	1,451,047	-
Taxes recoverable (Note 7)	629,814	2,452,407
Total current assets	46,635,272	28,495,015
Property, plant and equipment, net	6,490,679	6,352,289
Intangible assets, net	9,224,452	6,666,591
Construction in progress	5,473,278	5,304,348
Prepayment for property, plant and equipment	7,570,071	1,833,096
Total assets	$75,393,752	$48,651,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$11,583,314	$4,535,830
Accounts payable	1,265,058	658,206
Bills payable	8,609,220	2,730,600
Customer deposits	1,553,063	1,936,733
Other payables and accrued expenses	1,415,233	1,829,363
Due to related party	-	1,527,080
Income tax payable	4,293,711	2,501,229
Total current liabilities	28,719,599	15,719,041
Long term loans	7,983,095	-
Total liabilities	36,702,694	15,719,041
Commitments and contingencies (Note 18)
Stockholders' equity
Preferred stock: 5,000,000 shares authorized of $0.001 par value none issued and outstanding	-	-
Common stock: 100,000,000 shares authorized of $0.001 par value 30,000,000 and 30,000,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	30,000	30,000
Additional paid in capital – Stock and stock equivalents	17,988,805	17,988,805
Accumulated other comprehensive income	3,341,490	2,291,124
Retained earnings	15,730,929	12,622,369
Statutory reserve	1,599,834	-
Total stockholders’ equity	38,691,058	32,932,298
Total liabilities and stockholders’ equity	$75,393,752	$48,651,339

The accompanying notes are an integral part of the condensed consolidated financial statements

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
INCOME
UNAUDITED

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$10,711,139	$8,771,019	$29,611,048	$25,696,546
Cost of revenue	7,342,247	5,848,371	19,390,075	17,085,785
Gross profit	3,368,892	2,922,648	10,220,973	8,610,761

Operating expenses
Selling expenses	269,467	27,834	995,699	146,481
General and administrative expenses	697,341	322,625	1,602,111	1,062,610
Total operating expenses	966,808	350,459	2,597,810	1,209,091
Income from operations	2,402,084	2,572,189	7,623,163	7,401,670

Other income (expenses)
Interest income	642	-	24,217	-
Interest expense	(464,170)	(173,244)	(1,099,182)	(231,761)
Other (expenses) income	(1,559)	-	(31,923)	43,988
Value added tax refund	-	526,399	-	1,950,176
Government grant	31,184	-	76,598	-
Total other income (expenses)	(433,903)	353,155	(1,030,290)	1,762,403

Income before income taxes	1,968,181	2,925,344	6,592,873	9,164,073
Less: Income tax expense	702,862	791,257	1,884,480	2,012,055
Net income	1,265,319	2,134,087	4,708,393	7,152,018
Other comprehensive income
Foreign currency translation gain	402,659	913,206	1,050,366	582,678
Total comprehensive income	$1,667,978	$3,047,293	$5,758,759	$7,734,696

Earnings per share
- Basic	$0.04	$0.09	$0.16	$0.32
- Diluted	$0.04	$0.09	$0.16	$0.32
Weighted average shares outstanding
- Basic	30,000,000	22,590,044	30,000,000	22,590,044
- Diluted	30,000,000	22,590,044	30,000,000	22,590,044

The accompanying notes are an integral part of the condensed consolidated financial statements

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine months ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$4,708,393	$7,152,018
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	299,852	208,350
Amortization	196,512	163,170
Change in allowance for bad debts	(27,687)	-

Changes in operating assets and liabilities:
Restricted cash	(2,620,060)	(1,647,059)
Accounts receivable	335,198	(2,898,226)
Bills receivable	(2,018,988)	-
Inventory	(5,627,167)	3,139,283
Deposits and prepaid expenses	(7,250,752)	(4,769,454)
Other receivables	(520,792)	23,846
Taxes recoverable	1,871,431	(1,883,773)
Accounts payable	576,869	(5,322,427)
Bills payable	5,702,484	1,647,059
Customer deposits	(438,494)	(106,241)
Other payables and accrued expenses	(588,827)	5,474,727
Income tax payable	1,686,453	1,563,159

Net cash (used in) provided by operating activities	(3,715,575)	2,744,432

Cash flows from investing activities
Acquisition of property, plant and equipment and construction in progress	(5,828,086)	(214,457)
Acquisition of intangible assets	(2,505,946)	(5,988,000)
Net cash used in investing activities	(8,334,032)	(6,202,457)
Cash flows from financing activities
Net proceeds from issuance of common stock	-	356,958
Repayment of short term and long term loans	(3,082,424)	(733,530)
Proceeds from short term and long term loans	17,739,350	3,727,530
Repayment of due to related party	(2,900,237)	-

Net cash provided by financing activities	11,756,689	3,350,958

Effect of exchange rate changes in cash and cash equivalents	2,153	329,050

Net (decrease) increase in cash and cash equivalents	(290,765)	221,983
Cash and cash equivalents, beginning of period	362,810	748,493
Cash and cash equivalents, end of period	$72,045	$970,476

Supplemental Disclosures:
Cash paid during the period for:
Interest	$1,099,182	$231,761
Income taxes	$199,528	$2,012,055

The accompanying notes are an integral part of the condensed consolidated financial statements

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Silvan Industries, Inc. (formerly known as Exotacar, Inc., Phoenix Energy Resource Corporation (“PNXE”) and China Forestry Industry Group, Inc.) ( “the Company”, “we”, “us”, “our” or “CNFI”) was incorporated on June 3, 2005 in the State of Nevada. On June 25, 2008, the Company changed its business focus from the development of online exotic car sales and entered into the oil and natural gas industry towards identifying and pursuing options regarding the development of energy resources, and changed its name from Exotacar, Inc. to Phoenix Energy Resource Corporation. From June 25, 2008 through to the date of the reverse acquisition, the Company was a designated shell company with minimal operations. On January 7, 2011, the Company changed its name from Phoenix Energy Resource Corporation to China Forestry Industry Group, Inc. to more accurately reflect the new business operations. On October 3, 2011, the Company filed a Certificate of Amendment to the Articles of Incorporation of the Company with the Nevada secretary of State to change its name from China Forestry Industry Group, Inc. to Silvan Industries, Inc.

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

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS - CONTINUED

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

On March 24, 2011, QSTF formed a wholly owned subsidiary, Guiyang Silvan Touch Flooring Co., Limited (“GSTF”) in the PRC. The total paid-in capital of GSTF was $3,044,094 (RMB 20 million). GSTF’s principal activity is the wholesaling of wood flooring, furniture and decorations.

The Company is headquartered in the PRC, and the principal location of operation of the Company is at Hexing Village, Dingxiao Economic Development Zone, Xingyi City, Qianxinan, Guizhou Province, the People’s Republic of China.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although theCompany believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Group for the year ended December 31, 2010 and notes thereto included in the Form 10K of Silvan Industries, Inc. filed on April 15, 2011. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Reclassification

Restricted cash – Restricted cash accounts totaled $1,972,100 that serves as collateral for bills payable as of December 31, 2010 has been reclassified from cash to restricted cash on the consolidated balance sheet to conform to current presentation.

Prepayment for property, plant and equipment – Prepayment for property, plant and equipment of $1,833,096 as of December 31, 2010 has been reclassified from deposits and prepaid expenses to prepayment for property, plant and equipment on the consolidated balance sheet to conform to current presentation.

Due to related party – Amount due to related party of $1,527,080 as of December 31, 2010 has been reclassified from other payables and accrued expenses to due to related party on the consolidated balance sheet to conform to current presentation.

Other taxes payable – Other taxes payable of $789,252 as of December 31, 2010 has been reclassified from income tax payable to other payables and accrued expenses on the consolidated balance sheet to conform to current presentation.

Use of estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates.

Significant Estimates

These financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to depreciation of property, plant and equipment, amortization of intangible assets, allowance for uncollectible accounts, and impairment testing of long-lived assets. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Shipping and handling

Shipping and handling costs are included in cost of revenue and selling expenses which totaled $1,553 and $25,216 for the three months ended September 30, 2011 and 2010, respectively. Shipping and handling costs amounted to $29,869 and $88,355 for the nine months ended September 30, 2011 and 2010, respectively.

Advertising

Advertising costs are included in selling expenses which totaled $50,635 and $6,237 for the three months ended September 30, 2011 and 2010, respectively. Advertising costs amounted to $155,105 and $60,673 for the nine months ended September 30, 2011 and 2010, respectively.

Government grants

Government grants may represent local authority grants to the company for industry development and the revenue is recognized on cash basis when the local authority approves the grant to the Company. Government grant income may also consist of certain other reimbursements from the government.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	9/30/2011	9/30/2010
Period end RMB : USD exchange rate	6.39	6.68
Nine months average RMB : USD exchange rate	6.49	6.80

	12/31/2010
Year end RMB : USD exchange rate	6.59
Average yearly RMB : USD exchange rate	6.76

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The standard credit period for most of the Company’s clients is three months. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of September 30, 2011 and December 31, 2010. Allowance for doubtful accounts as of September 30, 2011 and December 31, 2010 are $0 and $27,252, respectively.

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

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses.

The Company changed the estimated maximum useful life of the machinery and equipment from 30 years to 15 years and that of furniture and fixtures from 30 years to 5 years. The change in estimate is accounted for prospectively beginning the quarter ended September 31, 2011.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

Assets Classifications	Estimated Useful Lives
Buildings	30 years
Machinery and equipment	3 to 15 years
Motor vehicles	5 to 10 years
Office equipment	3 to 10 years
Furniture and fixtures	4 to 5 years

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

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Interest is capitalized as part of the historical cost during the construction period for qualified assets. Interest is capitalized until the asset is ready for service. Capitalized interest is determined based upon the Company’s weighted-average borrowing cost on debt for the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depreciation or impairment, along with other capitalized costs related to that asset. Interest that is qualified for capitalization is insignificant for the three and nine months ended September 30, 2011 and 2010, as such, no capitalized interest was recorded for the aforementioned periods.

Intangible assets

Intangible assets consist of land use rights which represent acquisition of land use rights of agriculture land from farmers and are amortized on the straight line basis over their respective lease periods. The lease period of agriculture land ranges from 30 years to 60 years.

Impairment of long – lived assets and intangible assets

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2011 and December 31, 2010, the Company determined no impairment charges were necessary.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Bills receivable and Bills payable

The Company utilizes banker’s acceptances in the form of bills receivable and bills payable. The Company accepts customer payment for the Company’s products by bills receivable. Bills receivable represent short-term notes receivable issued either by the customer or by the customer and an accepting bank that entitles the Company to receive the full face amount from the customer or the accepting bank at maturity, which is generally six months from the date of issuance.

Bills payable represent bills issued by an accepting bank in favor of the Company’s suppliers. The Company’s suppliers receive payments from the accepting bank directly upon maturity of the bills, and the Company is obliged to repay the face value of the bills to the accepting bank. These bills are interest free and generally mature six months from the date of issuance. To secure the banks’ undertakings, the Company is required to maintain deposits with such banks amounts equal to 50% to 100% of the bills’ amounts issued, such deposits are presentedas restricted cash as of September 31, 2011 and December 31, 2010. Upon maturity of the bills payable, the banks deduct the bills payable amount from the restricted cash account.

Product warranties

Substantially all of the Company’s products are covered by a standard warranty of 1 year for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company provides warranty reserve for product warranties to reflect estimated material and labor costs of maintenance for potential or actual product issues but for which the Company expects to incur an obligation. Based on historically insignificant amount of warranty expense, management determined that no product warranty reserve was necessary as of September 30, 2011 and December 31, 2010.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Statutory Surplus Reserve

In accordance with the relevant laws and regulations of the PRC and the articles of associations of the Company, CNFI’s subsidiaries in the PRC are required to allocate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further allocation is optional.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recently Issued Accounting Pronouncements Not Yet Adopted

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

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The Company intends to comply with the presentation on January 1, 2012.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company intends to adopt the amendments in this Update effective January 1, 2012.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are probable of collection within one year. As such, all trade receivables are reflected as a current asset. Allowance for doubtful accounts as of September 30, 2011 and December 31, 2010 are $0 and $27,252, respectively. Bad debts written off for the three and nine months ended September 30, 2011 and 2010 were $0.

4. INVENTORY

Inventory consists of:

	September 30,	December 31,
	2011	2010

Raw materials	$10,718,993	$6,297,151
Packaging materials and consumable	158,433	96,380
Finished goods	2,008,744	556,148
	$12,886,170	$6,949,679

There was no allowance made for obsolete or slow moving inventory as of September 30, 2011 and December 31, 2010.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. DEPOSITS AND PREPAID EXPENSES

Deposits and prepaid expenses consist of:

	September 30,	December 31,
	2011	2010

Deposits for
Raw materials and goods supplies	$17,156,698	$9,424,358
Electricity	6,044	113,860
Shipping and handling	193,447	129,861
Prepayment for services	719,816	773,334
Others	159,272	116,247
	$18,235,277	$10,557,660

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

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. OTHER RECEIVABLES

Other receivables consist of:

	September 30,	December 31,
	2011	2010

Guarantee deposits	$920,134	$682,711
Due from employees	232,466	73,066
Prepaid promotion and advertising expenses	92,694	-
Prepaid professional expenses	27,067	9,665
Others	58,544	11,794
	$1,330,905	$777,236

Guarantee deposits are provided to financial institutions in return for issuance of a corporate guarantee to financiers. Due from employees are amounts advanced to employees for business expenses on behalf of the Company and will be reconciled upon the employees submitting the business expenses receipts.

7. TAXES RECOVERABLE

According to a tax refund approval notice issued by the Tax Administration of the Ministry of Finance of the PRC, certain items are qualified for the refund of value added tax (VAT). The tax refund rate is 100% in 2009 and 80% in 2010 of the VAT tax payable amount. The Company’s wood flooring and wooden fiber sheets qualify for the VAT refund. The Company is required to pay the VAT tax payable first, then entitled for the tax refund. No such tax refund approval notice is issued for 2011.

Taxes recoverable consist of:

	September 30,	December 31,
	2011	2010

VAT	$629,814	$2,452,407

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	September 30,	December 31,
	2011	2010

Buildings	$3,069,848	$2,975,099
Machinery and equipment	4,196,698	3,968,175
Motor vehicles	138,820	134,536
Office equipment	266,477	99,436
Furniture and fixtures	22,290	46,212
	7,694,133	7,223,458
Less: Accumulated depreciation	(1,203,454)	(871,169)
	$6,490,679	$6,352,289

During the three months ended September 30, 2011, depreciation expense amounted to $135,320, of which $115,167 and $20,153 were recorded as cost of sales and general and administrative expenses, respectively.

During the three months ended September 30, 2010, depreciation expense amounted to $71,590, of which $59,833 and $11,757 were recorded as cost of sales and general and administrative expenses, respectively.

During the nine months ended September 30, 2011, depreciation expense amounted to $299,852, of which $247,232 and $52,620 were recorded as cost of sales and general and administrative expenses, respectively.

During the nine months ended September 30, 2010, depreciation expense amounted to $208,350, of which $174,124 and $34,226 were recorded as cost of sales and general and administrative expenses, respectively.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. INTANGIBLE ASSETS, NET

Net intangible assets at September 30, 2011 were as follows:

	At Cost	Accumulated Amortization	Net Book Value

Land use rights	$3,141,573	$91,237	$3,050,336
Forest right	6,261,251	353,455	5,907,796
Software	280,953	14,633	266,320
	$9,683,777	$459,325	$9,224,452

Net intangible assets at December 31, 2010 were as follows:

	At Cost	Accumulated Amortization	Net Book Value

Land use rights	$847,752	$53,421	$794,331
Forest right	6,068,000	195,740	5,872,260
	$6,915,752	$$249,161	$6,666,591

Private ownership of land is not permitted in the PRC. Instead, the Company has leased five lots of land. The cost of the first, second, fourth and fifth lots land use rights acquired in 2007, 2008, 2011 and 2011 were $329,535 (RMB2,105,232), $547,859 (RMB3,500,000), $618,443 (RMB3,950,925) and $1,645,736 (RMB10,513,782), respectively. These lots were located at Hexing Village, Dingxiao Economic Development Zone, Xingyi City, Qianxinan, Guizhou Province, respectively, within the PRC. The cost of the third lot of land is forest land, acquired in 2010 was $6,261,251 (RMB40,000,000) and was located at Liping County, Qiandongnan, Guizhou Province, the PRC.

Land use rights are amortized on the straight line basis over their respective lease periods. The lease period of agriculture land is 30 to 50 years.

During the three months ended September 30, 2011 and 2010, amortization expense amounted to $77,720 and $54,390 respectively which was recorded under general and administrative expenses.

During the nine months ended September 30, 2011 and 2010, amortization expense amounted to $196,512 and $163,170, respectively which was recorded under general and administrative expenses.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. INTANGIBLE ASSETS, NET - CONTINUED

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2011	$77,978
2012	311,911
2013	311,911
2014	311,911
2015	311,911
Thereafter	7,898,830
Total	$9,224,452

10. CONSTRUCTION IN PROGRESS

	September 30,	December 31,
	2011	2010

Wooden fiber manufacturing factory	$5,418,298	$5,251,065
Wooden floor manufacturing factory	54,980	53,283
Total	$5,473,278	$5,304,348

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. SHORT TERM AND LONG TERM LOANS

(a) Short term loans

Short-term loans represent the borrowings from commercial banks that are due within one year. These loans consisted of the following:

			Interest	September 30,	December 31,
Bank	Term	Notes	rate	2011	2010

Xingyi City Rural Cooperative Bank	March 26, 2010 to March 25, 2011		7.965%	$-	$743,330
Bank of Chongqing	June 21, 2010 to June 20, 2011	(i)	5.31%	-	3,034,000
Xingyi City Rural Cooperative Bank	July 17, 2009 to July 16, 2011	(ii)	8.10%	-	758,500
China Merchant Bank	March 8, 2011 to March 7, 2012	(iii)	8.484%	3,913,282	-
Xingyi City Rural Cooperative Bank	April 30, 2011 to April 29, 2012	(ii)	8.715%	3,756,751	-
Bank of Chongqing	July 4, 2011 to July 3, 2012	(iv)	7.572%	3,130,625	-
Xingyi City Rural Cooperative Bank	August 3, 2011 to August 2, 2012	(ii)	9.5667%	782,656	-

				$11,583,314	$4,535,830

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. SHORT TERM AND LONG TERM LOANS - CONTINUED

(b) Long term loans

Long term loans consist of the following:

			Interest	September 30,	December 31,
Bank	Term	Notes	rate	2011	2010

Guiyang City Nanming Rural Credit Cooperative Bank	January 24, 2011 to November 18, 2012	(iii)	8.775%	$3,913,282	$-
Guiyang City Nanming Rural Credit Cooperative Bank	January 24, 2011 to January 18, 2013	(iii)	8.775%	4,069,813	-

				$7,983,095	$-

Notes:

(i) The loan is secured by forestry land use right of the Company. The net book value of the forestry land use right is $1,349,965 as of December 31, 2010.

(ii) The loan has a corporate guarantee by Zhong Ruixin Investment Guarantee Co., Ltd in which our director, Mr. Yi Zeng also serves as their general manager. The Company paid a total guarantee fee of $228,231 to Zhong Ruixin Investment Guarantee Co., Ltd.

(iii) The loans are secured by the real estate properties of Guizhou Huacheng Group in which our director, Mr. Yudong Ji also serves as their chairman.

(iv) The loan is secured by the real estate properties of Guizhou Huacheng Group in which our director, Mr. Yudong Ji also serves as their chairman and personal guarantee by our directors, Mr. YuLu Bai, Mr. Yudong Ji, Mr. Yi Zeng and our general manager, Mr. Qin Shi.

Interest expenses on the loans for the three months ended September 30, 2011 and 2010 amounted to $464,018 and $175,244, respectively. Interest expenses on the loans for the nine months ended September 30, 2011 and 2010 amounted to $1,099,182 and $231,761, respectively.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers for orders of product. The products normally are shipped within three months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of September 30, 2011 and December 31, 2010, customer deposits amounted to $1,553,063 and $1,936,733, respectively.

13. OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2011	2010

Other taxes payable	$476,516	$789,252
Due to third parties	781,143	775,187
Due to employees	46,646	151,700
Accrued wages	110,928	113,224
Total	$1,415,233	$1,829,363

Other taxes payable include VAT tax, city maintenance and construction levies, stamp duty, education levies and other miscellaneous taxes.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. INCOME TAXES

The Company is incorporated in the State of Nevada in the U.S. and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.

No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the three and nine months ended September 30, 2011 and 2010.

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

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. INCOME TAXES – CONTINUED

Provision for income taxes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Income tax CNFI - U.S. corporate tax	$-	$-	$-	$-
CBF - Hong Kong profits tax	-	-	-	-
QAF - China EIT	202,944	163,325	480,765	789,863
QSTF - China EIT	487,614	627,932	1,390,671	1,222,192
GSTF - China EIT	12,304	-	13,044	-
Deferred tax	-	-	-	-

	$702,862	$791,257	$1,884,480	$2,012,055

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the three and nine months ended September 30, 2011 and 2010. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Number of shares		Remaining
	entitled to	Exercise	Contractual Life
	purchase	Price	(years)
Balance as of December 31, 2010	60,000	$4.00	4.21
Warrants exercised	-	-
Warrants expired	-	-
Total outstanding as of September 30, 2011	60,000	$4.00	4.21

There was no share based compensation expense for the three and nine months ended September 30, 2011 and 2010.

On May 17, 2010, our Chairman and CEO, Mr. Yulu Bai, entered into an option agreement with Ms. Ren Ping Tu, his wife, pursuant to which Mr. Bai was granted an option to acquire all of the 20,500,000 shares of the Company’s common stock currently owned by Ms. Tu for an exercise price of $2,500,000. On September 6, 2011, Mr. Bai exercised the option to acquire all 20,500,000 shares of the Company’s common stock. After Mr. Bai exercised this option, he owns 68.33% of the Company’s issued and outstanding common stock and became the controlling stockholder.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. CONCENTRATION, RISKS, AND UNCERTAINTIES

The Company has the following concentrations of business with customers constituting 10% or greater of the Company’s revenues for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Customer A	90.79%	20.25%	77.35%	34.15%
Customer B	*	10.68%	16.78%	28.72%

* Constitute less than 10% of the Company’s total sales.

As of September 30, 2011, amount due from customer A and customer B were $2,728,265 and $493,600, respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

The Company has the following concentrations of business with suppliers constituting 10% or greater of the Company’s purchases for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Supplier A	39.33%	56.40%	64.68%	32.40%
Supplier B	*	22.83%	*	10.75%

* Constitute less than 10% of the Company’s total purchases.

As of September 30, 2011, amount due to supplier A and B were $772,467 and $0, respectively.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

18. COMMITMENTS AND CONTINGENCIES

(1) Operating Leases

As of September 30, 2011, the Company entered into six lease agreements for its stores and warehouses at six locations which expire in 2014. The future minimum lease payments as of September 30, 2011 are as follow:

For the year ending December 31,

Remainder of 2011	$19,988
2012	81,060
2013	74,567
2014	10,380
$185,995

During the three months ended September 30, 2011 and 2010, rental expenses amounted to $11,165 and $0 respectively which was recorded under general and administrative expenses.

During the nine months ended September 30, 2011 and 2010, rental expenses amounted to $11,165 and $0, respectively which was recorded under general and administrative expenses.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. COMMITMENTS AND CONTINGENCIES - CONTINUED

(2) Capital commitment

Production line for wooden fiber sheet

As at September 30, 2011, the total estimated contract costs to complete the production line for wooden fiber sheet are approximately $58.3 million (RMB372.4 million) of which the Company has paid for approximately $6.1 million (RMB39.2 million). The remaining of $52.2 (RMB333.2 million) will be completed and paid by the end of 2013.

Production line for wooden floor

As at September 30, 2011, the total estimated contract costs to complete the production line for wooden floor are approximately $23.7 million (RMB151.6 million) of which the Company has paid for approximately $0.2 million (RMB1.6 million). The remaining of $23.5 million (RMB150.0 million) will be completed and paid by the end of 2013.

Purchase of Property

As at September 30, 2011, the total estimated contract costs to acquire a property under construction are approximately $9.8 million (RMB62.7 million) of which the Company has paid for approximately $6.7 million (RMB42.5 million). The remaining of $3.1 million (RMB20.2 million) will be completed and paid by the end of 2011.

(3) Obligations under material contracts

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

(ii)

CCG Investor Relations Partners LLC, CCG, an investor relations firm was issued a warrant to purchase up to 60,000 shares of the Company’s stock, at a price of $4.00 per share, pursuant to the terms and conditions of a letter agreement, dated December 15, 2010, between the Company and CCG. The warrant shall have a term of 5 years and expires on December 15, 2015; CCG had not exercised the warrant and had not purchased any shares of the Company’s stock.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred stock, stock options and warrants, in the weighted average number of common shares outstanding for the period, if dilutive. The numerators and denominators used in the computations of basic and dilutive earnings per share are presented in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income	$1,265,319	$2,134,087	$4,708,393	$7,152,018
Net income used in computing basic earnings per share	$1,265,319	$2,134,087	$4,708,393	$7,152,018
Basic earnings per share	$0.04	$0.09	$0.16 $	0.32

Basic weighted average shares outstanding	30,000,000	22,590,044	30,000,000	22,590,044

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19. EARNINGS PER SHARE - CONTINUED

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income	$1,265,319	$2,134,087	$4,708,393	$7,152,018
Net income used in computing diluted earnings per share	$1,265,319	$2,134,087	$4,708,393	$7,152,018
Diluted earnings per share	$0.04	$0.09	$0.16	$0.32

Weighted average outstanding shares of common stock	30,000,000	22,590,044	30,000,000	22,590,044
Warrants and contingently issuable shares	-	-	-	-
Options and contingently issuable shares	-	-	-	-
Diluted weighted average shares outstanding	30,000,000	22,590,044	30,000,000	22,590,044

For the three months and nine months ended September 30, 2011, 60,000 warrants were not included in the diluted earnings per share because the average stock price was lower than the strike price of these warrants. There were no potentially dilutive securities during the three months ended September 30, 2011 and 2010.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September	30,
	2011	2010	2011	2010
Potential common shares outstanding as of September 30, Warrant outstanding (shares)	60,000	-	60,000	-

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20. PRODUCT LINE INFORMATION

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Domestic sales
Wooden fiber sheet	$2,102,709	$286,392	$4,168,537	$10,040,917
Wooden floor	8,608,430	8,484,627	25,442,511	15,655,629
	$10,711,139	$8,771,019	$29,611,048	$25,696,546

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21. RELATED PARTIES TRANSACTIONS

As of September 30, 2011 and 2010, the Company had the following significant related party transactions:

Name of related party	Nature of transactions

Mr. YuLu Bai, Chief	There are due from Mr. YuLu Bai totaled $1,451,047 and $0 as of

Executive Officer

September 30, 2011 and 2010 and included in Due from Related Party. Due to Mr. YuLu Bai was $1,527,080 as of December 31, 2010. The amounts are unsecured, interest free and have no fixed term of repayment.

The amount due from Mr. Bai relates to proceeds from the share exchange agreement which was deposited to Mr. Bai’s account. At December 31, 2010, the Company had payable to Mr. Bai for forestry right that Mr. Bai paid on behalf of the Company; therefore, the amount due from Mr. Bai was netted with the amount due to Mr. Bai, resulted in a net due to related party balance of $1,527,080. During the nine months ended September 30, 2011, the Company paid off the amount due to Mr. Bai, resulted in a net due from related party balance of $1,451,047 as of September 30, 2011. The Company expects to collect the amount due from Mr. Bai by end of 2011.

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

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

  the “Company,” “we,” “us,” and “our” refer to the combined business of Silvan Industries and its subsidiaries, Bingwu Forestry, Aosen Forestry, Silvan Flooring and Guiyang Silvan Touch;

  “Silvan Industries” refers to Silvan Industries, Inc., a Nevada corporation (formerly China Forestry Industry Group, Inc.);

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

The primary raw material used in our products is wood, which we currently procure from third party suppliers. We expect that commencing in late 2012, we will be able to procure approximately 20% of our wood from a 2,250 hectares (approximately, 22.5 km2) of fir forest in Guizhou Province.

Our manufacturing facility in Qianxinan, Guizhou Province has an annual production capacity of six million square meters of laminate flooring and 75,000 cubic meters of industrial fiber boards. We are constructing two new manufacturing facilities next to our current facility to expand our laminate flooring production line and industrial fiber board production line. We expect that this expansion will increase our overall capacity to 200,000 cubic meters of fiber boards and 12 million square meters of laminate floor.

We market and sell our products through five branch offices and 504 contracted flooring specialty retail stores, concentrated mostly in southwestern China. We also sell some of our products through eight retail stores which we refer to as “flagship” stores because they are generally larger and better equipped with samples, promotional material and product inventory, as compared to regular retail stores, and as a result, they better promote our image and the quality of our products. We are also seeking commercial arrangements for the sale of our products through home supply stores, such as our recent agreement to sell our products at Red Star Macalline Furniture Mall’s Guiyang store. Red Star Macalline Furniture Mall is a large home products supply store chain in China, similar to Home Depot and Lowe’s in the U.S., with over 30 malls and stores across China. We believe that home supply stores are an important channel for the sale of building/home renovation materials and we plan to increase our efforts to work with more home supply stores in the future.

In March 2011, we established Guiyang Silvan Touch in order to expand our sales channels. Guiyang Silvan Touch’s principal activity is the wholesaling of wood flooring, furniture and decorations.

Recent Developments

  On October 3, 2011, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State to change the name of the Company from “China Forestry Industry Group, Inc.” to “Silvan Industries, Inc.” Please see our current report on Form 8-K filed with the SEC on October 6, 2011 for more information.

  On May 17, 2010, our Chairman and CEO, Mr. Yulu Bai, entered into an option agreement with Ms. Ren Ping Tu, his wife, pursuant to which Mr. Bai was granted an option to acquire all of the 20,500,000 shares of the Company’s common stock currently owned by Ms. Tu for an exercise price of $2,500,000. On September 6, 2011, Mr. Bai exercised the option to acquire all 20,500,000 shares of the Company’s common stock. After Mr. Bai exercised this option, he directly owns 68.33% of the Company’s issued and outstanding common stock.

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the third quarter of 2011:

  Revenue: Revenue was $10.7 million for the three months ended September 30, 2011, an increase of $1.9 million, or 22.1%, from $8.8 million for the same period last year.

  Gross Profit and Margin: Gross profit was $3.4 million for the three months ended September 30, 2011, an increase of $0.45 million, or 15.3%, from $2.9 million for the same period last year. Gross margin was 31.5% for the three months ended September 30, 2011, as compared to 33.3% for the same period last year.

  Net Income: Net income was $1.3 million for the three months ended September 30, 2011, a decrease of $0.8 million, or 40.7%, from $2.1 million for the same period last year.

  Fully diluted net income per share: Fully diluted net income per share for the three months ended September 30, 2011 was $0.04, as compared to $0.09 for the same period last year.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

The following table shows key components of our results of operations during the three months ended September 30, 2011 and 2010, in both dollars and as a percentage of our revenue.

(All amounts, other than percentages, in U.S. Dollars)

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
		% of		% of
	Dollars	Revenue	Dollars	Revenue
Revenue	$10,711,139	100.00%	$8,771,019	100.00%
Cost of revenue	7,342,247	68.55%	5,848,371	66.68%
Gross profit	3,368,892	31.45%	2,922,648	33.32%
Operating expenses
Selling expenses	269,467	2.52%	27,834	0.32%
General and administrative expenses	697,341	6.51%	322,625	3.68%
Total operating expenses	966,808	9.03%	350,459	4.00%
Income from operations	2,402,084	22.43%	2,572,189	29.33%
Other income (expenses)
Interest income	642	0.01%	-	0.00%
Interest expenses	(464,170)	-4.33%	(173,244)	-1.98%
Other (expenses) income	(1,559)	-0.01%	-	0.00%
Value added tax refund	-	0.00%	526,399	6.00%
Government grant	31,184	0.29%	-	0.00%
Total other income (expenses)	(433,903)	-4.05%	353,155	4.03%
Income before income taxes	1,968,181	18.38%	2,925,344	33.35%
Less: income tax expense	702,862	6.56%	791,257	9.02%
Net income	$1,265,319	11.81%	$2,134,087	24.33%

Revenue. We generate revenue from the sales of our industrial fiber boards, laminate flooring, wooden flooring, and related flooring products. Our revenue increased to $10.7 million for the three months ended September 30, 2011, from $8.8 million for the same period in 2010, representing a 22.1% increase. The increase in revenue was mainly due to an increase in average unit sales price with stable sales volume across all product categories.

In terms of product lines, sales of our laminate flooring and fiber board products accounted for approximately 62.6% and 37.4% of our revenue, respectively, for the three months ended September 30, 2011, as compared to approximately 64.5% and 35.5%, respectively, for the same period in 2010. We did not sell any hard wood flooring products in the third quarter because we are still developing this new product market.

The average unit sales price of our laminate flooring products increased slightly by approximately 2.3% for the three months ended September 30, 2011. We sold approximately 1.00 million square meters of laminate flooring products during the three months ended September 30, 2011, as compared to approximately 1.07 million square meters of laminate flooring products for the same period in 2010. We were able to maintain the relatively stable sales volume as last year with the increased average unit sales price mainly due to our continued promotion and market expansion efforts for this product line.

The average sales price of our fiber board products increased approximately 26% in the third quarter of 2011 as compared to the same period last year. A larger portion of our products sold in this quarter was 15mm fiber board which generally has a higher sales price than our 12mm fiber board which was the major products sold in the same quarter last year. Sales volume remained fairly stable. We sold approximately 0.6 million pieces of fiber boards during the three months ended September 30, 2011 as compared to approximately 0.59 million pieces of fiber boards for the comparative period in 2010.

Cost of revenue. Our cost of revenue is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenue increased $1.5 million, or 26%, to $7.3 million for the three months ended September 30, 2011, from $5.8 million for the same period in 2010. The cost of revenue as a percentage of revenue increased from 67% for the three months ended September 30, 2010 to 69% for the three months ended September 30, 2011. Such increase was primarily due to the significant increase in cost of raw materials primarily including wood, chemical boards and papers. Unit cost for these raw materials has increased 19 to 20% compared to the same period in 2010. The rise in raw material cost is due to macro inflationary environment in China, which in turn resulted in the increase in unit cost and until selling price of our products.

Gross profit and gross margin. Our gross profit is equal to the difference between our revenue and our cost of revenue. Our gross profit increased $0.5 million, or 15%, to $3.4 million for the three months ended September 30, 2011, from $2.9 million for the same period in 2010. Gross profit as a percentage of net revenue (gross margin) was 31% and 33% for the three months ended September 30, 2011 and 2010, respectively. The decrease in the gross margin was primarily driven by the decreased gross margin of our laminate flooring products. The respective gross margins for our laminate flooring and fiber board products were 25% and 25% for the three months ended September 30, 2011, as compared to 32% and 21% for the same period in 2010. The drop in the gross margin of our laminate flooring product line was mainly attributable to a greater percentage increase in average cost than the percentage increase in average sales price.

Selling expenses. Our selling expenses are comprised primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, travel expense, consulting fees and other sales related costs. Our selling expenses increased by $241,633, or 868%, to $269,467 for the three months ended September 30, 2011, from $27,834 for the same period in 2010. The increase was primarily a result of the expansion of our sales network leading to increased salary, welfare expenses and advertisement and exhibition expenses. Our salary expenses for the three months ended September 30, 2011 amounted to $144,315, compared to $12,171 for the same period in 2010. Our welfare expenses for the three months ended September 30, 2011 amounted to $36,100, compared to $1,447 for the same period in 2010. Our advertisement and exhibition expenses for the three months ended September 30, 2011 amounted to $49,806, compared to $623 for the same period in 2010. Due to continued efforts to promote our brand recognition and marketing in the PRC, our travel and consultation expenses also increased and contributed to the increase of selling and marketing expenses. Our travel expenses for the three months ended September 30, 2011 amounted to $22,182, compared to $10,137 for the same period in 2010. Our consultation expenses for the three months ended September 30, 2011 amounted to $9,093, compared to $721 for the same period in 2010.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased $374,716, or 116%, to $697,341 for the three months ended September 30, 2011, from $322,625 for the same period in 2010. This increase was mainly due to the hiring of additional staff to manage our expanding business, particularly in our finance department, to assist with the increased administrative duties associated with being a public company. This also led to increases of related welfare expenses.

Other income (expense). We had $433,903 in other expenses for the three months ended September 30, 2011, as compared to other income of $353,155 for the same period in 2010. Compared to same period in 2010, we incurred more expenses in this quarter mainly because of a higher interest expense of $290,926 resulting from increased bank borrowings during the three months ended September 30, 2011. We had approximately $19.6 million bank loans as of September 30, 2011 as compared to $4.5 million as of September 30, 2010. In addition, a majority of the 2010 other income was attributable to a $0.53 million value added tax refund. According to a tax refund approval notice issued by the Tax Administration of the Ministry of Finance of the PRC, certain items, including our wood flooring and wooden fiber sheets are qualified for the refund of VAT in 2009 and 2010. No such tax refund approval notice was issued for 2011. During the three months ended September 30, 2011, we received $31,184 in government grant income for use in research and development of applied technology as compared to $0 for the same period in 2010.

Income taxes. Our income taxes decreased by $0.09 million, or 11%, to $0.7 million for the three months ended September 30, 2011, from $0.8 million for the same period in 2010. The decrease was due to the decrease in our taxable income.

Net income. For the three months ended September 30, 2011, we generated a net income of $1.3 million, a decrease of $0.8 million, or 40.7%, from $2.1 million for the same period in 2010, as a result of the cumulative effect of the foregoing factors.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

The following table shows key components of our results of operations during the nine months ended September 30, 2011 and 2010, in both dollars and as a percentage of our revenues.

(All amounts, other than percentages, in U.S. Dollars)

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
		% of		% of
	Dollars	Revenue	Dollars	Revenue
Revenue	$29,611,048	100.00%	$25,696,546	100.00%
Cost of revenue	19,390,075	65.48%	17,085,785	66.49%
Gross profit	10,220,973	34.52%	8,610,761	33.51%
Operating expenses
Selling expenses	995,699	3.36%	146,481	0.57%
General and administrative expenses	1,602,111	5.41%	1,062,610	4.14%
Total operating expenses	2,597,810	8.77%	1,209,091	4.71%
Income from operations	7,623,163	25.74%	7,401,670	28.80%
Other income (expenses)
Interest income	24,217	0.08%	-	0.00%
Interest expenses	(1,099,182)	-3.71%	(231,761)	-0.90%
Other (expenses) income	(31,923)	-0.11%	43,988	0.17%
Value added tax refund	-	0.00%	1,950,176	7.59%
Government grant	76,598	0.26%	-	-
Total other income (expenses)	(1,030,290)	-3.48%	1,762,403	6.86%
Income before income taxes	6,592,873	22.26%	9,164,073	35.66%
Less: Provision for income taxes	1,884,480	6.36%	2,012,055	7.83%
Net income	$4,708,393	15.90%	$7,152,018	27.83%

Revenue. Our revenue increased to $29.6 million for the nine months ended September 30, 2011, from $25.7 million for the same period in 2010, representing a 15% increase. The increase in revenue was mainly due to higher sales volume in the first quarter of 2011 after the expansion of our sales and distribution network, coupled with increase in unit sales price of both our laminate flooring and fiber boards. During the nine months ended September 30, 2011, we sold approximately 2.9 million square meters of laminate flooring products and approximately 1.6 million pieces of fiber boards, as compared to approximately 1.6 million square meters of laminate flooring products and approximately 2.2 million pieces of fiber boards for the same period in 2010. In addition, we started selling hard wood flooring products in the first quarter of 2011 and sold approximately 0.05 million square meters of hard wood flooring products in the nine months ended September 30, 2011. Our respective sales of laminate flooring products, fiber board products and hard wood flooring products accounted for approximately 64.0%, 35.9% and 0.1% of our revenue for the nine months ended September 30, 2011, as compared to 46.1%, 53.9% and 0% for the same period in 2010.

Cost of revenue. Our cost of revenue increased $2.3 million, or 13%, to $19.4 million for the nine months ended September 30, 2011, from $17.1 million for the same period in 2010. The increase was generally in line with the increase in sales volume. Cost of revenue as a percentage of revenue remain relatively consistent as we had a slight decrease from 66% for the nine months ended September 30, 2010 to 65% for the nine months ended September 30, 2011 primarily attributable to our fiber board product line. As a percentage of revenue, cost of revenue for our fiber board product line was 74% for the nine months ended September 30, 2011, as compared to 78% for the same period in 2010. The decrease was due to the fact that the percentage increase in the unit selling price of fiber boards outpaced the percentage increase in the raw material cost. The unit cost of major raw materials had a percentage increase between 2% to 29% while the unit selling price of 12mm and 15mm fiber boards increased by 7% and 25%, respectively. To minimize the impact of continuing rise in raw material cost, we hope that through our research and development efforts, we can improve our manufacturing technology of this product line which we expect to result in lower consumption of raw materials.

Gross profit and gross margin. Our gross profit increased $1.6 million, or 19%, to $10.2 million for the nine months ended September 30, 2011, from $8.6 million for the same period in 2010. Such increase in overall gross profit was mainly due to an approximately 27% increase in gross profit generated from sales of fiber boards which more than offset an approximately 6% decrease of gross profit from sales of laminate flooring products. Gross profit as a percentage of net revenue (gross margin) was 35% and 34% for the nine months ended September 30, 2011 and 2010, respectively. The slight increase in gross margin was primarily driven by increased gross margin of fiber board products. Gross margins for our laminate flooring products and fiber board products were 26% and 26%, respectively, for the nine months ended September 30, 2011, as compared to 34% and 22%, respectively, for the same period in 2010. The gross margin of new hard wood flooring products was 24.8% for the nine months ended September 30, 2011. The improved gross margin of fiber board product line was due to the decrease in cost of revenue as noted above. The drop in gross margin of laminate flooring products was mainly attributable to a combined effect of decrease in their unit sales price and increase in unit cost. The average sales price of laminate flooring products per square meter dropped approximately 10% from the nine months ended September 30, 2010 as a result of intense competition in the market for similar products.

Selling expenses. Our selling expenses increased significantly by $0.8 million, or 580%, to $1.0 million for the nine months ended September 30, 2011, from $0.1 million for the same period in 2010. The increase was primarily a result of the expansion of our sales network leading to increased salary, welfare expenses and advertisement and exhibition expenses. Our salary expenses for the nine months ended September 30, 2011 amounted to $0.7 million, compared to $0.3 million for the same period in 2010. Our welfare expenses for the nine months ended September 30, 2011 amounted to $0.1 million, compared to $5,859 for the same period in 2010. Our advertisement and exhibition expenses for the nine months ended September 30, 2011 amounted to $0.2 million, compared to $55,045 for the same period in 2010. Due to continued efforts to promote our brand and marketing in the PRC, we also incurred more travel and consultation expenses. Our travel expenses for the nine months ended September 30, 2011 amounted to $72,292, compared to $17,974 for the same period in 2010. Our consultation expenses for the nine months ended September 30, 2011 amounted to $96,325, compared to $721 for the same period in 2010.

General and administrative expenses. Our general and administrative expenses increased $0.5, million or 51%, to $1.6 million for the nine months ended September 30, 2011, from $1.1 million for the same period in 2010. This increase was mainly due to the hiring of additional staff to manage our expanding business, particularly in our finance department, to assist with the increased administrative duties associated with being a public company. This also led to increases of related welfare expenses.

Other income (expense). We had $1.0 million in net other expenses for the nine months ended September 30, 2011, as compared to net other income of $1.8 million for the same period in 2010. The $2.8 million decrease in other income (expense) was primarily due to value added tax refund of $1.9 million received in the nine months ended September 30, 2010 coupled with higher interest expense of $1.1 million resulting from increased bank borrowings during the nine months ended September 30, 2011, as compared to $0.2 million interest expense for the comparative period in 2010.

Income taxes. Our income taxes decreased by $0.1 million, or 6%, to $1.9 million for the nine months ended September 30, 2011, from $2.0 million for the same period in 2010. The decrease was due to the decrease in our taxable income.

Net income. For the nine months ended September 30, 2011, we generated a net income of $4.7 million, a decrease of $2.4 million, or 34%, from $7.2 million for the same period in 2010, as a result of the cumulative effect of the foregoing factors.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $72,045. The following table summarizes the key cash flow metrics from our condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010.

Cash Flow

	Nine Months Ended September 30,
	2011	2010
Net cash (used in) provided by operating activities	$(3,715,575)	$2,744,432
Net cash used in investing activities	(8,334,032)	(6,202,457)
Net cash provided by financing activities	11,756,689	3,350,958
Effects of exchange rate change in cash	2,153	329,050
Net (decrease) increase in cash and cash equivalents	(290,765)	221,983
Cash and cash equivalents at beginning of the period	362,810	748,493
Cash and cash equivalent at end of the period	$72,045	$970,476

Operating Activities

Net cash used in operating activities was $3.7 million for the nine months ended September 30, 2011, as compared to net cash provided by operating activities of $2.7 million for the same period in 2010. The decrease in net cash from operating activities was primarily due to a decrease of $2.4 million in net income, an approximately $5.6 million cash outflow in inventory purchases which was primarily offset with a corresponding increase in bills payable which are utilized to pay our suppliers for raw material purchases, a $7.3 million outflow in deposits and prepaid expenses primarily for deposits paid to suppliers of raw materials and goods supplies. In addition, as a result of increase in our bills payable, our cash outflow for the restricted cash balance, which serves as collaterals for bills payable, increased by $2.6 million. The significant increase in inventory during the nine months ended September 30, 2011 was attributable to increased inventory and raw materials purchases in anticipation of the development of our sales network in some selected markets in China, as evidenced by our $12.9 million inventory balance as of September 30, 2011 and our $9.5 million sales order backlog.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $8.3 million, as compared to $6.2 million for the same period in 2010. The net cash used in investing activities was primarily due to our purchase of land use rights for approximately $2.5 million during the nine months ended September 30, 2011. In addition, we paid approximately $5.8 million as prepayment for properties under construction for the expansion of our facilities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $11.8 million, as compared to $3.4 million for the same period in 2010. The increase in net cash provided by financing activities was primarily due to increased bank borrowings of $17.7 million to fund our expansion. Such increase was offset by repayment of two short term bank loans totaled $3.1 million that matured in June and July 2011. In addition, we paid off $2.9 million payable to Mr. Yulu Bai for the purchase cost of the forestry land use right that Mr. Bai had paid on behalf of the Company.

Loan Commitments

As of September 30, 2011, the amount, maturity date and term of each of our bank loans were as follows:

		Interest
Bank	Amount*	Rate	Maturity Date	Duration
China Merchant Bank	$3,913,282	8.484%	March 7, 2012	1 year
Xingyi City Rural Cooperative Bank	3,756,751	8.715%	April 29, 2012	1 year
Bank of Chongqing	3,130,625	7.572%	July 3, 2012	1 year
Xingyi City Rural Cooperative Bank	782,656	9.5667%	August 2, 2012	1 year
Guiyang City Nanming Rural Credit Cooperative Bank	3,913,282	8.775%	November 18, 2012	22 months
Guiyang City Nanming Rural Credit Cooperative Bank	4,069,813	8.775%	January 18, 2013	2 years
Total	$19,566,409

* Calculated based on the exchange rate of $1 = RMB 6.3885

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event a material trend develops, we believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, including loans, to meet our expected capital expenditure and working capital for the next 12 months. In the future we may also require additional cash resources due to changed business conditions or acquisitions that we may decide to pursue. In addition, because substantially all of our revenues are generated from our indirect PRC subsidiaries, Aosen Forestry and Silvan Flooring, the ability of our PRC subsidiaries to make dividends and other payments to us is subject to the PRC dividend restrictions. Current PRC law permits payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of their registered capital. Allocations to the statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As we disclosed above, our PRC subsidiaries did not allocate their after-tax profits to the statutory general reserve fund pursuant to the PRC regulations. As of September 30, 2011, we had allocated an aggregate of RMB10,380,366 (approximately $1.6 million) to our fund.

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

  As of September 30, 2011, the total estimated contract costs to complete the production line for wooden fiber sheet are approximately $58.3 million (RMB372.4 million) of which the Company has completed and paid for approximately $6.1 million (RMB39.2 million). The remaining of $52.2 million (RMB333.2 million) will be completed and paid by the end of 2013.

  As of September 30, 2011, the total estimated contract costs to complete the production line for wooden floor are approximately $23.7 million (RMB151.6 million) of which the Company has completed and paid for approximately $0.2 million (RMB1.6 million). The remaining of $23.5 million (RMB150.0 million) will be completed and paid by the end of 2013.

  As of September 30, 2011, the total estimated contract costs to complete a property are approximately $9.8 million (RMB62.7 million) of which the Company has completed and paid for approximately $6.7 million (RMB42.5 million). The remaining of $3.1 million (RMB20.2 million) will be completed and paid by the end of 2011.

  As of September 30, 2011, we have operating lease commitments for four store leases and two warehouse leases, the leases expire through year 2013. Our future minimum lease payments are as follow: $19,988 for the remainder of 2011, $81,060 for 2012, $74,567 for 2013 and $10,380 for 2014.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Yulu Bai, and Chief Financial Officer, Mr. Jiyong He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2011. Based upon, and as of the date of this evaluation, Messrs. Bai and He, determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of September 30, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, management concluded that we need to increase our qualified accounting personnel and enhance the supervision, monitoring and reviewing of financial statements preparation processes. We have already taken measures to remediate these material weaknesses by seeking an additional financial reporting and accounting staff member. We are currently seeking additional seasoned finance and accounting professionals and experienced financial reporting personnel with relevant knowledge in the preparation of financial statements in accordance with U.S. GAAP and financial reporting disclosure requirements under SEC rules to strengthen the accounting department. In addition, we are actively seeking a new CFO who is knowledgeable and experienced in US GAAP and SEC reporting matters. We have been interviewing potential candidates to seek for these qualified accounting staff and CFO.

In the meantime, we have hired AuditPrep Limited to assist with the preparation of US GAAP financial statements and assisting with the preparation of periodic reports under the Exchange Act. AuditPrep Limited’s professionals consist of managers and partners that are either AICPA or trained and experienced in US GAAP and SEC reporting matters

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith)

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2011	SILVAN INDUSTRIES, INC.

	By:	/s/ Yulu Bai
Yulu Bai, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiyong He
Jiyong He, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith)