Form 10-K/A
period 2010-12-31
Silvan Industries, Inc.
filed 2011-12-16
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−K/A
(Amendment No. 1)

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-52843

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (this "Amendment") hereby amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the Securities and Exchange Commission (the "Commission’) on April 12, 2011 (the "Original Filing"). This Amendment is being filed in response to comments by the staff of Commission in connection with its review of the Original Filing.

This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including the exhibits to the Original Filing affected by subsequent events.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

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

ITEM 1. BUSINESS

Business Overview

Through our wholly-owned PRC operating subsidiaries, Aosen Forestry and Silvan Flooring, we produce and sell floor materials and related products to residential and commercial customers in China. Our product lines include laminate flooring and fiber floor boards that are manufactured in a variety of colors, dimensions and designs.

The primary raw material used in our products is wood, which we currently procure from third party suppliers. We expect that commencing in late 2015 or early 2016 we will be able to procure approximately 20% of our wood from our 2,250 hectares (approximately, 22.5 km2) of fir forest in Guizhou Province.

Our manufacturing facility in Qianxinan, Guizhou Province has an annual production capacity of six million square meters of laminate flooring and 75,000 cubic meters of industrial fiber boards. We are constructing two new manufacturing facilities next to our current facility to expand our laminate flooring production line and industrial fiber board production line. We expect this expansion will increase our overall capacity to 200,000 cubic meters of fiber boards and 12 million square meters of laminate floor. We are in the process of obtaining the land use rights for this new facility and, based on our current production schedule, we expect it to be completed by late-2012.

We market and sell our products through five branch offices and approximately several hundred specialty retail flooring stores, concentrated mostly in southwestern China. We also sell some of our products through eight retail stores which we refer to as “flagship” stores because they are generally larger and better equipped with samples, promotional material and product inventory, as compared to regular retail stores, and as a result, they are better promote our image and the quality of our products. We are also seeking commercial arrangements for the sale of our products through home supply stores, such as our recent agreement to sell our products at Red Star Macalline Furniture Mall’s Guiyang store. Red Star Macalline Furniture Mall is a large home products supply store chain in China, similar to Home Depot and Lowe’s in the U.S., with over 30 malls and stores across China. We believe that home supply stores are an important channel for the sale of building/home renovation materials and we plan to increase our efforts to work with more home supply stores in the future.

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

Reverse Acquisition of Bingwu Forestry

On November 1, 2010, we completed a reverse acquisition transaction with Bingwu Forestry, and Ms. Ren Ping Tu, its sole shareholder and the wife of Mr. Yulu Bai, the founder of Bingwu Forestry’s PRC subsidiary, pursuant to which we acquired 100% of the issued and outstanding capital stock of Bingwu Forestry in exchange for 20,500,000 shares of our common stock, which constituted 68.33% of our issued and outstanding capital stock on a fully-diluted basis, as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Bingwu Forestry became our wholly-owned subsidiary and Ms. Tu became our controlling stockholder. For accounting purposes, the reverse acquisition transaction with Bingwu Forestry was treated as a reverse acquisition, with Bingwu Forestry as the acquirer and CNFI as the acquired party.

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

Background and History of Bingwu Forestry and Aosen Forestry

Bingwu Forestry was incorporated in Hong Kong as a private limited company on April 9, 2010 by Ms. Ren Ping Tu, Mr. Bai’s wife and a Canadian citizen. As a PRC citizen, Mr. Bai would have been prohibited under PRC law from incorporating Bingwu Forestry in Hong Kong, acquiring Aosen Forestry and establishing Bingwu Forestry as a foreign holding company over Aosen Forestry. Mr. Bai has the right to acquire control of Bingwu Forestry after one year, pursuant to an option agreement discussed below. Bingwu Forestry has no active business operations or assets other than its 100% ownership of Aosen Forestry.

Aosen Forestry was established in the PRC on November 22, 2004, for the primary purpose of engaging in the manufacturing and sale of fiber boards. On May 18, 2010, pursuant to a restructuring plan intended to ensure compliance with regulatory requirements of the PRC, the original shareholders of Aosen Forestry, including our chairman and chief executive officer, Mr. Bai, entered into an equity transfer agreement, or the Equity Transfer Agreement, with Bingwu Forestry, pursuant to which the shareholders transferred all of their equity interests in Aosen Forestry to Bingwu Forestry for a purchase price of $2,488,471. As a result, Aosen Forestry became the 100% owner of Bingwu Forestry.

On May 17, 2010, Mr. Bai entered into an option agreement, or the Option Agreement, with Ms. Ren Ping Tu, pursuant to which Mr. Bai was granted an option to acquire Ms. Tu’s shares in Bingwu Forestry, including any shares delivered to Ms. Tu in exchange for her ordinary shares, in a future merger, reorganization, consolidation, sale or other disposition of the Bingwu Forestry’s securities, for an exercise price of $2,500,000. Mr. Bai may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof. After Mr. Bai exercises this option, he will acquire all of the shares of our common stock currently owned by Ms. Tu and therefore become our controlling stockholder. His acquisition of our equity interest is required to be registered with the competent administration of industry and commerce authorities, or AIC, in Beijing. Mr. Bai will also be required to make filings with the Beijing SAFE, to register the Company and its non-PRC subsidiaries to qualify them as SPVs, pursuant to Circular 75.

Establishment and Acquisition of Silvan Flooring

Silvan Flooring was established in the PRC on October 22, 2007, for the purpose of engaging in the manufacturing and sale of wood flooring, furniture and decorations. On October 22, 2007, Aosen Forestry established Silvan Flooring as a 55% majority-owned joint venture with Guizhou Silvan Touch Wooden Co., Limited, or GST, the 45% minority holder, which was 94.3% owned and controlled at the time by Mr. Yulu Bai, our Chief Executive Officer and Aosen Forestry’s General Manager at the time. On May 8, 2009, Aosen Forestry acquired GST’s minority interest in Silvan Flooring from GST and Silvan Flooring thereby became Aosen Forestry’s wholly-owned subsidiary. GST no longer holds any equity interest in Silvan Flooring. On May 28, 2010, Mr. Bai sold his entire ownership interest in GST and no longer holds any equity interest in GST.

In connection with the acquisition of Silvan Flooring, Silvan Flooring and GST entered into a trademark transfer agreement and a trademark licensing agreement, on November 18, 2009 and November 19, 2009, respectively. Pursuant to these two agreements, GST transferred its “Silvan Touch” trademark (registered trademark number 1182064) to Silvan Flooring which then licensed it back to GST to be used in connection with its distribution of our “Silvan Touch” products. There was no consideration paid in connection with the transfer and licensing. The assignment of the trademark has received government approval. As a result of the acquisition of 100% equity interests in Aosen Froestry by Bingwu Forestry on May 18, 2010, we own the “Silvan Trouch” trademark.

Assumption and Conversion of Outstanding Notes and Warrant

At the time of the reverse acquisition, Bingwu Forestry had two outstanding non-interest-bearing convertible notes in the aggregate principal amount of $4,800,000, convertible into an aggregate of 4,000,000 shares of the surviving company upon the consummation of a fundamental transaction, such as the reverse acquisition. These convertible notes were issued to PRC investors who provided Bingwu Forestry with valuable working capital during the period leading up to the reverse acquisition.

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

  Significantly expand our flagship stores and our sales network during the next two years;
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

We currently purchase raw materials essential to our business from numerous suppliers, but in the future, we expect to utilize raw materials from our 2,250 hectares (approximately, 22.5 km2) of fir trees for which we hold land use rights. See “Properties” below for a description of our land use rights. We acquired a land use right over this piece of land with the fir trees that had already planted on it. We expect to start harvesting these trees in the fourth quarter of 2012. After harvesting these fir trees, we plan to cultivate eucalyptus trees on this piece of land. The general process for cultivating and harvesting the fir trees and eucalyptus trees includes planting, initial watering, general inspections, pest control, fertilization, protection against theft and vandals, and harvesting.

Pursuant to the joint management agreements discussed below, we intend to plant trees on a land of 43.2 km2 in 2011 for our future raw materials use. Our long-term goal is to ultimately develop and have access to raw materials from approximately 333.5 km2 of forestry land using this joint-management approach.

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

Customers

We sell our flooring products primarily to private residential customers and various commercial, educational and government entities. Our residential sales are primarily through specialty stores and our flagship stores. Our commercial sales of industrial fiber boards and flooring products are usually through our direct sales force. We are also seeking commercial arrangements for the sale of our products through home supply stores, such as our recent agreement to sell our products at Red Star Macalline Furniture Mall’s Guiyang store. We believe that home supply stores are an important channel for the sale of building/home renovation materials and we plan to increase our efforts to work with more home supply stores in the future.

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

During the fiscal year ended December 31, 2009, 63.27% of our sales were to GST, a company formerly owned and controlled by Mr. Yulu Bai, our Chairman and Chief Executive Officer. GST procures industrial fiber boards from us for the production of laminate flooring. Through March 31, 2010, we sold approximately $1.5 million in fiber board products to GST, after which time GST ceased to produce laminate flooring and no longer procured flooring products directly from us. However, we continue to provide our flooring products via commercial arrangements with five stores controlled by GST and its affiliates. On September 29, 2009, Mr. Bai disposed of his interest in GST to a third party purchaser.

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

We believe that having our own regenerative source of raw materials will afford us a competitive advantage in terms of securing long-term raw materials, maintaining reasonable margins, and ensuring continued production. A key business risk in the wood-based flooring industry is the continued availability of reasonably priced raw materials without which flooring companies could experience business interruptions. As a result, we believe that our control of a significant portion of our own future raw material supply via our land use rights to forestry land is a key advantage in our future operations and growth. In addition, we will practice reforestation by planting of fast growing eucalyptus trees on our forest land to replenish raw material sources, which we expect will lead to constant forest regeneration. These rapid growth trees could be harvested 5 years after the initial planting by cutting the trunks and leaving the roots in place. The trees usually grow again from the roots and may be harvested within another 5 years. With this method we will be able to plant such trees at 10-year intervals and harvest twice during each 10-year period. Due to recent droughts in southwestern China, our original tree-planting schedule on our own regenerative forest land has been delayed to date, but we expect to commence planting during 2011. Barring any unforeseen difficulties with the growth rate of our crop, we expect to commence harvesting raw materials from this land by late 2015 or early 2016. We expect to procure approximately 20% of our raw materials needs during the first quarter of harvesting from our regenerative forest land.

We have entered into joint management agreements with 11 villages representing a total of 408 local farmers to look after and maintain the forest land covered under these agreements. All pieces of the land are located at Zhenfeng County, Guizhou Province. According to the agreements, which have a 30-year term, the villages continue to hold the land use rights and have the obligations to maintain the forest land, including planting, cultivation, pest control, fertilization and other maintenance activities. Under the joint management agreements, the first stage of cultivation of the land includes planting trees on a piece of land of 43.2 km2. Due to recent droughts in southwestern China, this cultivation has been delayed to date, but we expect to commence planting by the end of 2011, and to harvest trees from this land by early 2016. In exchange, we agree to provide the villages with technological guidance, as well as with the funding to purchase young trees and fertilizers as necessary for maintaining and reforesting the land, and to cover expenses related to harvesting, transportation, taxes and other costs of sale. In addition, we will receive 80% of the profits generated from the forest land and the villages will retain the remaining 20%. Either party may sue the other party for breach of contract if the other party fails to fulfill its obligations according to the agreements. The agreements are not required to be registered with any PRC governmental authority. Since we have not yet planted or harvested from this forest land, only minimal costs have been incurred by, and no revenues have resulted from, these agreements. To date we have only incurred approximately RMB 80,000 ($12,139.61) in such expenses, which we have currently recorded under General and administration expenses. We plan to record 100% of the revenue generated from the sale of raw materials procured from such land upon the sale of such raw materials. Expenses related to plantation, management and harvesting, and the 20% pro-rata share of the profits deliverable to our local partners pursuant to the agreements would be recorded as the cost of goods sold.

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

Sales and Marketing

We market our products at five branch offices and eight flagship stores, and through approximately 504 contracted flooring specialty retail stores that are concentrated mostly in southwestern China. Of the stores, 266 are located in Guizhou province, 136 in Yunnan province, 75 in the Guangxi Zhuang Autonomous Region and 27 in Sichuan province. All of our branch offices have been registered with appropriated local government authorities. We plan to gradually expand our presence beyond southwest China and are working to develop the central China (Henan province) and northwestern China (Shaanxi province) markets. We are also evaluating the Southeast Asian, Australian, and North American markets for future expansion opportunities.

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

We are required by Chinese law to make monthly contributions to a state pension plan organized by Chinese municipal and provincial governments to cover employees in China with various types of social insurance. We have purchased such social insurance for some of our employees and for those whom we have not purchased social insurance, the premium has been added into their salary so that they can purchase social insurance in their individual capacity at the location of their recorded residences. Failure to make such social security contribution is subject to a late payment fee equal to 2% of the unpaid amount each day and we may be subject to a fine of up to RMB 10,000. We believe that we are in material compliance with the relevant PRC laws.

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

PRC Government Regulations

General Regulation of Business

Because our primary operating subsidiaries are located in China, we are subject to China’s national and local laws. This section summarizes the major PRC regulations relating to our business. Among others, we are subject to regulations related to a foreign invested enterprise, or FIE, which refers to an enterprise whose equity interest is held by a non-PRC shareholder. There are three main PRC regulations governing FIEs in China: the Laws of China-Foreign Equity Joint Ventures, the Laws of China-Foreign Cooperative Joint Ventures and the Laws of Wholly Foreign Owned Enterprises. As Aosen Forestry is the wholly owned subsidiary of Bingwu Forestry, only the Laws of Wholly Foreign Owned Enterprises, or the WFOE Law, applies to our business. To comply with the WFOE Law, Aosen Forestry needs to (a) obtain an approval certificate from the local Ministry of Commerce, or MOFCOM, in addition to a business license, (b) make a capital contribution in accordance with the MOFCOM approved schedule, and (c) register with the PRC local foreign exchange bureau and open a foreign exchange account. It will also need to obtain approvals and make filings for transferring funds in and out of China. On June 18, 2010, Aosen Forestry obtained the “Certificate of Approval with Foreign, Taiwan, Hong Kong, and Macau Investment” issued by the Guizhou Province MOFCOM and a new business license was issued to Aosen Forestry on July 12, 2010. Aosen Forestry has a registered capital of RMB 100 million. The acquisition price of RMB 16,963,000 (approximately $2.48 million) was all paid. The company also opened a foreign exchange account with the approval of the PRC local foreign exchange bureau on August 4, 2010. We believe that we have been in compliance with these requirements.

Permits and Certificates

We operate in an industry with mature regulatory standards. In order to continue our operations, we are required to maintain the following manufacturing and operational licenses and certifications:

Permit/Certification	Issuing Authority	Subsidiary that	Effective Date	Expiration/Term
maintain the
license/certification
National Industrial Product Production	PRC State Administration for	Aosen Forestry	September 29, 2007	Expires on September 28, 2012
Permit	Quality Supervision and Inspection and Quarantine	Silvan Flooring	September 8, 2010	Expires on September 7, 2015
Quality Management System Authentication Certificate (consistency with ISO9001:2000 and GB/T19001-2000)	China Quality Authentication Center	Aosen Forestry	March 18, 2008	Expired on March 17, 2011 (renewal pending)
Measurement Management System Authentication Certificate (consistency with GB/T19022-2003 and ISO10012-2003)	Zhongqi Measurement System Authentication Center	Aosen Forestry	July 8, 2008	Expires on July 7, 2012

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

Permit/Certification	Issuing Authority	Subsidiary that maintain the license/certification	Effective Date	Expiration/Term
Environment Management System Authentication Certificate	China Quality Authentication Center (consistency with the standards of ISO14001:2004 and GB/T24001-2004)	Aosen Forestry	April 3, 2008	Expired on April 2, 2011, (renewal pending)
Emission Certification	Guizhou Dingxiao Economic Development District Environment Protection Agency (EPA)	Aosen Forestry	May 24, 2010	May 24, 2013
Radiation Safety Certification	Environment Protection Agency (EPA) of Guizhou province	Aosen Forestry	January 8, 2007	January 8, 2012

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

Implementation of PRC intellectual property-related laws has historically been lacking, primarily because of ambiguities in PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other developed countries. See Item 1A, “Risk Factors — Risks Related to Our Business —Our inability to protect our intellectual property may prevent us from successfully marketing our products and competing effectively.”

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

In addition, the EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises' shareholder has a tax treaty with China that provides for a different withholding arrangement. Aosen Forestry and Silvan Flooring are considered FIEs and are directly held by our subsidiary in Hong Kong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to Bingwu Forestry by Aosen Forestry and Silvan Flooring, but this treatment will depend on our status as a nonresident enterprise.

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

Dividend Distributions

Substantially all of our sales are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes, such as setting off the accumulated losses, enterprise expansion or increasing the registered capital and are not distributable as cash dividends.

During 2008 and 2009, we reinvested our available capital on the development of the Company and did not distribute any dividends to shareholders during this period. We plan to keep reinvesting any available capital in the Company for the foreseeable future. As a result, we did not allocate the required 10% of our after-tax profit to the statutory general reserve fund and did not hold shareholder meetings to distribute this fund. We may be ordered by the local government to fund the statutory general reserve fund by making up the balance from previous years and may be subject to a fine up to RMB 200,000. We plan to allocate the appropriate amount to the general statutory fund as soon as our working capital situation allows.

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

We were advised by our PRC counsel that our acquisition of Aosen Forestry does not constitute a Round-trip Investment. The opinion of our PRC counsel, however, was based on the express, but not detailed language of the 2006 PRC Provisions on the Acquisition of Domestic Enterprises by Foreign Investors, also known as Circular 10, which deal with round trip investments in Article 11. That Article requires that approvals from the national-level Ministry of Commerce be obtained in situations where a PRC person or company acquires, in the name of a foreign company established or controlled by it, a domestic PRC company with which it is connected. Article 11 also contains a general warning against “circumventing” this requirement by use of a foreign invested entity established in the PRC “or other means.”

In this case our PRC counsel was of the opinion that the explicit language of Article 11 was satisfied because Bingwu Forestry, the non-PRC “foreign company” in this situation, was established by Ms. Tu, an individual holding a Canadian passport and holding no equity or management position with Aosen Forestry. Bingwu Forestry was still wholly owned and controlled by Ms. Tu at the time of its acquisition of Aosen Forestry, our PRC operating entity. Our PRC counsel therefore was of the opinion that Bingwu Forestry was not established by a PRC person and not controlled by a PRC person at the time of the acquisition. It therefore was not necessary to reach the question of whether Ms. Tu was “connected with” Aosen Forestry; but if it had been, the conclusion of our PRC counsel was that she was not so “connected” for purposes of Article 11. As we have disclosed, Ms. Tu is the wife of Mr. Bai, a principal shareholder of Aosen Forestry at the time of its transfer to Bingwu Forestry. We appreciate that US authorities might view this relationship as giving Mr. Bai indirect ownership or control over his wife’s company. However, we have been advised that there is no administrative or judicial guidance in the PRC which would suggest this result. Nor is there any such guidance as to what the phrase “other means” in Article 11 is intended to encompass. Finally, as a general interpretive principle in China, what the law does not prohibit is taken to be permitted. For all these reasons, our PRC counsel concluded that the acquisition of Aosen Forestry by Bingwu Forestry was not captured by Article 11.

As we stated below under Item 1A, “Risk factors—Risks Related to Doing Business in China—Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of Aosen Forestry constitutes a Round-trip Investment without MOFCOM approval,” although we have been advised by competent counsel that the acquisition of Aosen Forestry by Bingwu Forestry complied with the requirements of Circular 10, the law and the regulations in China are not well settled, and it is at least possible that the PRC authorities could reach a conclusion contrary to the one reached by our PRC counsel.

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

Historically, our principal sources of funds have been cash flows from operations and borrowings from banks and other institutions. Our commercial short term bank loans totaled $4,535,830 (RMB 29,900,000) as of December 31, 2010. Under our credit agreements with the banks, we are subject to typical commercial loan covenants, such as using the funds in a way set forth in the credit agreements, paying loan interests timely and not using company assets to provide guarantee to a third party without the creditor’s prior consent. Our operating and financial performance may generate less cash and result in our failing to comply with our credit agreement covenants. We were in compliance with these covenants during the 2010 fiscal year, however, our ability to remain compliant in the future will depend on our future financial performance and may be affected by events beyond our control. There can be no assurance that we will generate sufficient earnings and cash flow to remain in compliance with the credit agreement or that we will be able to obtain future amendments to the credit agreement to avoid a default. In the event of a default, there can be no assurance that we could negotiate a new credit agreement or that we could obtain a new credit agreement with satisfactory terms and conditions within a reasonable time period.

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

Failure to protect our intellectual property could harm our brands and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our patents and trade secrets, to be of considerable value and importance to our business and our success. This is particularly important for us because almost all of our operations are based in China, which has not traditionally enforced intellectual property protection to the same extent as in the United States. We rely on a combination of trademark, patent, and trade secrecy laws, and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets (including our flavor concentrate trade secrets) or similar proprietary rights. Litigation may be necessary to enforce our intellectual property rights and the outcome of any such litigation may not be in our favor. Given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee that we would be able to halt the unauthorized use of our intellectual property through litigation in a timely manner. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly and we may lack the resources required to defend against such claims. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to market or sell our brands, and profitably exploit our products.

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

In the opinion of our PRC counsel, the Acquisition does not constitute a Round-trip Investment because Ms. Ren Ping Tu, the sole shareholder of Bingwu Forestry, is neither a PRC citizen, a shareholder of Aosen Forestry, nor a member of Aosen Forestry’s management. Furthermore, our counsel does not believe that the existence of the option agreement defeats the status of the acquisition. However, if the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiaries. Additionally, the PRC regulatory authorities may take the view that the Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiaries’ business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiaries, but we cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of our Chinese subsidiaries’ business as if the Company had direct ownership of our Chinese subsidiaries. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of our Chinese subsidiaries, our business and financial performance will be materially adversely affected.

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

We have purchased the following forestry land use rights for a total of $5,856,515 (RMB 40,000,000):

Certificate Number	Locality	Area (square kilometers)	Expiration Date
B520802335298	Liping County, Guizhou Province	17.34	October, 2041
B5208022556795	Liping County, Guizhou Province	5.17	October, 2041

Our corporate headquarters are located in Guiyang, Guizhou Province. We hold 20,128 square meters of land which houses plants, warehousing and packaging facilities, dormitory space, administrative offices, and maintenance facilities. Our construction on this land was authorized in 2004 by the authorities of the DEDZ, and at that time, our application for formal land use rights was forwarded to the Guizhou LRD for approval. We have been advised by the Guizhou LRD that, due to DEDZ planning changes, the Guizhou LRD had suspended the issuance of any land use rights to DEDZ residents, including the Company, until it could approve such planning changes. However, we understand that the Guizhou LRD has now agreed to the DEDZ planning changes and the DEDZ has been actively working to obtain formal approval for the Company, which they expect to receive in 2011. Since our Company was a key invitee to the DEDZ and they have been actively assisting the Company with the land use rights application process, we do not expect our operations to be jeopardized while we await such land use rights. If we are denied land use rights or other approvals for all uses of this property, it may be resumed by the state without compensation, along with all buildings, fixtures, structures and improvements on such land. If this were to happen, our financial condition would be materially and adversely affected.

Our production facility is located over an hour’s drive away from the nearest city residential area. In order to reduce the burden of commuting and provide better benefits for our employees, we built housing for our employees’ use on the same tract of land where our production facilities are located. To date, 82 employees are taking advantage of such housing. Our employee housing averages 12 square meters per apartment. Each apartment has its own bathroom, water heater, desks, chairs, beds, bedding and other basic living facilities and is usually shared by 2 employees. We have a total of 63 such apartments. As we disclosed above, since we are still in the process of applying for land use rights over the land which houses our production facilities and dormitory space, we have not received the applicable government housing permits for such housing. According to relevant Chinese laws, we are not allowed to obtain government housing permits without the land use right over the land where our employee apartments are located. We employ 3 staff members to safeguard our employee housing and our executive office buildings.

We also hold the land use rights for 3,723 square meters of office space.

We sell some of our products through eight retail stores which we refer to as “flagship” stores because they are generally larger and better equipped with samples, promotional material and product inventory, as compared to regular retail stores, and as a result, they better promote our image and the quality of our products. These flagship stores are leased from third parties and we do not have ownership of or land use rights over any of them. Currently, five of these eight stores are leased by GST or its affiliates. As we discussed above, Aosen Forestry and GST jointly formed Silvan Flooring on October 22, 2007. This joint venture arrangement has now been terminated and Aosen Forestry now owns 100% of Silvan Flooring. As a result, GST is gradually assigning these leases to us. The other three stores are leased by non GST distributors, but we have supported these three stores with funds for advertisement, decoration, samples and various promotions, and placed standard requirements on these three flagship stores. The aggregate monthly payments under these leases total $9,249, as set forth on the table below:

Store	Location	Leasing Parties	Material Terms	Expiration Date
Zhong Xin	Guizhou	Lessor: Guizhou Military Region Logistic Dept Property Mgmt Office Lessee: GST, Guizhou Subsidiary	- Store Leased Area: 128 m^2 - Store Monthly fee: $1,108 - Warehouse Leased Area: 700 m^2 - Warehouse Monthly fee: $2,194	December 31, 2010 (renewal pending)
Red Star Macalline	Guizhou	Lesser: Guizhou Fuyuanmei Furniture Investment Development Co., Ltd Lessee: GST, Guizhou Subsidiary	- Leased Area: 191 m^2 - Monthly fee:$1,668	May 15, 2011
Xinfa	Guizhou	Lesser: Guiyang Xinfa Large Decoration Material Market Lessee: Huaneng Guo (individual, GST affiliate)	- Leased Area:81 m^2 - Monthly fee: $619	June 30, 2011

Jinyang	Guizhou	Lesser: Guizhou Southwest International Decoration Showcase City Co., Ltd Lessee: Yi Ran (individual)	- Leased Area: 198 m^2 - Monthly fee: $712 from April 1, 2010 to March 31, 2011; $781 from April 1, 2011 to March 21, 2012	December 31, 2012
Xingyi	Guizhou	Lesser: Tan, Dalin (individual) L Lessee: Minggang Liu (individual)	- Store Leased Area: 150 m^2 - Warehouse Leased Area: 190m^2 - Total Monthly fee: $821	2011 ,24February (renewal pending)
Huqiu	Guangxi	Lesser: Nanning Xungui Trading Co., Ltd Lessee: GST, Guangxi Subsidiary	- Leased Area: 222 m^2 - Monthly fee: $563	August 31, 2013
Daguanlou	Yunnan	Lesser: Kunming Daguan Building and Wood Material Market Lessee: Xu Li (individual, GST affiliate)	- Leased Area: 260 m^2 - Monthly fee: $1,048	Monthly
Nanchong	Sichuan	Lesser: Nanchong Guangcai Properties Management Co., Ltd Lessee: Mingxing Wu (individual)	- Leased Area: 187 m^2 - Monthly fee: $477 in year 1; $502 in year 2; $558 in year 3	August 12, 2012

We have engaged in verbal commercial arrangements with GST and the three third-party distributors for marketing and distributing our products. They purchase products from us and resell them to consumers. However, we do not have written agreements with them.

We believe that all leased space is in good condition.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB Market trades under the symbol “PNXE.” Historically, there has not been an active trading market for our common stock. The first trade in our stock did not occur until October 21, 2009 and from that time until the third quarter of 2010, our common stock was traded on a very sporadic basis.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Fiscal year ended December 31, 2010
1st Quarter	$0.21	$0.10
2nd Quarter	0.28	0.03
3rd Quarter	0.14	0.11
4th Quarter	0.27	0.11

Fiscal year ended December 31, 2009
1st Quarter	$1.01	$0.70
2nd Quarter	1.01	0.20
3rd Quarter	0.25	0.12
4th Quarter	0.25	0.04

(1) The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

As of March 16, 2011, there were approximately 125 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

We market and sell our products through five branch offices and approximately several hundred specialty retail flooring stores, concentrated mostly in southwestern China. We also sell some of our products through eight retail stores which we refer to as “flagship” stores because they are generally larger and better equipped with samples, promotional material and product inventory, as compared to regular retail stores, and as a result, they are better promote our image and the quality of our products. We are also pursuing commercial arrangements for the sale of our products through home supply stores. We believe that home supply stores are an important channel for the sale of building/home renovation materials and we plan to increase our efforts to work with more home supply stores in the future.

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

Results of Operations

As a result of the urbanization trend and the associated need to expand an underdeveloped infrastructure to accommodate and house such growth, we believe that commercial and residential construction will expand measurably in future years thereby creating additional demand for our flooring products. We expect to focus on our five-pronged growth plan that involves the expansion of sales through our retail stores and distribution networks, brand building efforts, production capacity expansion for the fiber board and laminate flooring segment, raw material resource cultivation and expansion of forestry assets through maintenance and upstream acquisitions, and horizontal acquisitions of regional market leading flooring companies in key growth regions in China. We believe that while the capacity for fiber board production is expected to meet customer demand in the coming quarters, current production capacity of laminate flooring may only suffice to cover customer orders for a short period due to anticipated demand growth. As a result, we will continue our efforts to expand our production capacity within the next three years.

Comparison of Years Ended December 31, 2010 and December 31, 2009

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2010 and 2009, both in dollars and as a percentage of our net sales.

	For the year ended			For the year ended			Increase	Increase
	December 31, 2010			December 31, 2009			(Decrease)	(Decrease)
								Percentage

	% of Net revenue			% of Net revenue
Net revenue	$37,042,160	100.0%		13,285,949	100.0%		23,756,211	178.81%
Cost of goods sold	25,296,696	68.3%		9,996,622	75.2%		15,300,074	153.05%
Gross profit	11,745,464	31.7%		3,289,327	24.8%		8,456,137	257.08%
Operating expenses
Selling and marketing expenses	(252,042)	(0.7%	)	(90,273)	(0.7%	)	161,769	179.20%
General and administrative expenses	(1,446,629)	(3.9%	)	(612,054)	(4.6%	)	834,575	136.36%
Total operating expenses	(1,698,671)	(4.6%	)	(702,327)	(5.3%	)	996,344	141.86%
Income from operations	10,046,793	27.1%		2,587,000	19.5%		7,459,793	288.36%
Other income (expense)
Other income	103,411	0.3%		30,440	0.2%		72,971	239.72%
Government grant	2,110,792	5.7%		169,546	1.3%		1,941,246	1144.97%
Interest expense	(289,408)	(0.8%	)	(162,860)	(1.2%	)	126,548	77.70%
Total other income (expenses)	1,924,795	5.2%		37,126	0.3%		1,887,669	5084.49%
Income before income taxes	11,971,588	32.3%		2,624,126	19.8%		9,347,462	356.21%
Provision for income taxes	(2,680,096)	(7.2%	)	(378,095)	(2.8%	)	2,302,001	608.84%
Net income	$9,291,492	25.1%		2,246,031	16.9%		7,045,461	313.68%

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

We currently purchase raw materials essential to our business from numerous suppliers, but in the future, we expect to utilize raw materials from our 2,250 hectares (approximately, 22.5 km2) of fir trees for which we hold land use rights. We acquired land use right over such piece of land with the fir trees already planted. We expect to start harvesting these trees in the fourth quarter of 2012.

After harvesting these fir trees, we plan to cultivate eucalyptus trees on this land. We expect that the cost for developing and harvesting will be approximately RMB 39 million (approximately $6.0 million).

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

Government grant. We had $2.1 million in government grant in the 2010 fiscal year, as compared to $169,546 in the 2009 fiscal year. Government grant consists entirely of the value added tax refund during the 2010 period. According to a tax refund approval notice issued by the Tax Administration of the Ministry of Finance, certain items, including our wood flooring and wooden fiber sheets are qualified for the refund of VAT tax and the tax refund rates are 100% in 2009 and 80% in 2010.

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

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows

	Fiscal Year Ended
	December 31,
	2010	2009
Net cash provided by (used in) operating activities	$(609,846)	$1,942,808
Net cash used in investing activities	$(1,986,787)	$(1,718,019)
Net cash provided by financing activities	$2,389,363	$986,097
Effects of exchange rate change in cash	$1,070,451	$813
Net increase in cash and cash equivalents	$863,181	$1,211,699
Cash and cash equivalent at beginning of the period	$1,471,729	$260,030
Cash and cash equivalent at end of the period	$2,334,910	$1,471,729

Operating activities

Net cash used in operating activities was $0.6 million for the year ended December 31, 2010, as compared to net cash provided by operating activities of $1.9 million for 2009. Although there was an increase of approximately $7.1 million in net income and a decrease of $3.8 million in inventories due to our efforts to reduce our inventory level, this gain was reduced by a $4.4 million increase in deposits and prepaid expenses primarily relating to prepayments for raw materials and goods supplies and a decrease of $6.1 million in accounts payable.

Investing activities

Net cash used in investing activities for the year ended December 31, 2010 was $2.0 million, as compared to $1.7 million in 2009. The net cash used in investing activities was primarily due to prepayment for property and equipment relating to expansion of our production facilities.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2010 was $2.4 million, as compared to $1.0 million in 2009. The increase in net cash used in financing activities was primarily due to a loan from the Bank of Chongqing for $3.0 million, a loan from the Xingyi City Rural Cooperative Bank for $0.7 million and the issuance of two non-interest bearing convertible notes in the aggregate principal amount of $4,800,000 in connection with the reverse acquisition and recapitalization during the 2010 fiscal year. Of the $4.8 million proceeds from the issuance of convertible notes, $2.8 million was received by the Company and approximately $2 million was deposited into Mr. Bai's account and recorded as due from related party which was netted with amount due to Mr. Bai in Other Payable.

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

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event a material trend develops, we believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, including loans, to meet our expected capital expenditure and working capital for the next 12 months. In the future we may also require additional cash resources due to changed business conditions or acquisitions that we may decide to pursue. In addition, because substantially all of our revenues are generated from our indirect PRC subsidiaries, Aosen Forestry and Silvan Flooring, the ability of our PRC subsidiaries to make dividends and other payments to us is subject to the PRC dividend restrictions. Current PRC law permits payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of their registered capital. Allocations to the statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As we disclosed above, our PRC subsidiaries did not allocate their after-tax profits to the statutory general reserve fund pursuant to the PRC regulations. We had allocated an aggregate of aggregate of RMB10,380,366 (approximately $1.6 million) to our fund to our fund as of September 30, 2011.

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

Obligations under Material Contracts

The table below sets forth our contractual obligations as of December 31, 2010.

					More
		Less than	1-3	4-5	than 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-Term Debt Obligations	$4,535,830	$4,535,830	-	-	-
Capital Lease Obligations	$-	$-	-	-	-
Operating Lease Obligations	$-	$-	-	-	-
Purchase obligations	$658,402	$658,402	-	-	-
Other Long-term Obligations Reflected on the Balance Sheet	$-	$-	-	-	-
Total	$5,194,232	$5,194,232	-	-	-

  We are obligated to repay, our Chief Executive Officer, Mr. Yulu Bai RMB 40 million (approximately, $6 million) in connection with forestry rights for the 2,250 hectares (approximately, 22.5 km2 ) of a eucalyptus tree forest in Guizhou province valued at RMB 40 million (approximately, $6 million), transferred from Mr. Bai to us on December 10, 2009, to secure our long-term raw material needs. We initially intended to repay Mr. Bai for the rights prior to the 2010 year end. Due to the Company’s working capital needs during 2010, we only repaid Mr. Bai RMB21,097,452 (approximately, $3.2 million) during 2010. We did not enter into a written agreement with Mr. Bai in connection with the transfer and repayment obligation, and there is no interest or late payment penalties in connection with the obligation. We repaid Mr. Bai the remaining RMB18,902,548 (approximately, $2.8 million) in March 2011.

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

Fiscal year

On November 1, 2010, the Company changed its fiscal year end from June 30 to December 31.

Reporting entity

The accompanying consolidated financial statements include the following entities:

Name of subsidiary	Place of incorporation	Date of incorporation	Percentage of interest	Principal activity
China Bingwu Forestry Group Limited	Hong Kong Special Administrative Region, PRC	April 9, 2010	100% directly	Investment holding
Qianxinan Aosen Forestry People's Republic of Co., Limited	China	November 22, 2004	100% directly	Manufacturing and wholesaling of fiber boards, wood flooring, carpentry boards, wood products, furniture, and timber
Qianxinan Silvan Touch Flooring Co., Limited	People's Republic of China	October 22, 2007	100% directly	Manufacturing and wholesaling of wood flooring, furniture and decorations

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

Basis of consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, or US GAAP. In the opinion of management, the accompanying balance sheets, and statements of income, and cash flows and include all adjustments, consisting only of normal recurring items, considered necessary to give a fair presentation of operating results for the periods presented. All material inter-company transactions and balances have been eliminated in consolidation.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, management concluded that the Company needs to increase its qualified accounting personnel and enhance the supervision, monitoring and reviewing of financial statements preparation processes. The Company is currently seeking additional seasoned financial reporting and accounting staff member with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with of U.S. GAAP and financial reporting disclosure requirements under SEC rules. In addition, the Company is actively seeking a new CFO who is knowledgeable and experienced in US GAAP and SEC reporting matters. The Company has posted advertisements and hired recruiting agency to seek for these qualified accounting staff and CFO.

In the meantime, the Company has hired AuditPrep Limited to assist with the preparation of US GAAP financial statements and assisting with the preparation of periodic reports under the 1934 Securities Exchange Act. AuditPrep Limited’s professionals consist of managers and partners that are either AICPA or trained and experienced in US GAAP and SEC reporting matters.

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

Mr. Jiyong He. Mr. He was appointed to serve as our Chief Financial Officer on November 1, 2010, and has served as a senior finance manager at our company since September 2007. Mr. He graduated from Guizhou College of Finance and Economics in July 2007 and holds a Bachelor of Science Degree in Accounting. Mr. He lacks US GAAP experience. We are actively seeking for a CFO candidate with sufficient US GAAP experience.

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

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

  On October 22, 2007, Aosen Forestry established Silvan Flooring as a 55% majority owned joint venture with Guizhou Yinyan Wood Co. Limited, or GST, the 45% minority holder, which was 78.21% owned and controlled at the time by Mr. Yulu Bai, our Chief Executive Officer and Aosen Forestry’s General Manager at the time. On May 8, 2009, Aosen Forestry acquired GST’s minority interest in Silvan Flooring from Mr. Bai and Silvan Flooring became Aosen Forestry’s wholly owned subsidiary. On May 28, 2010, Mr. Bai sold his entire ownership interest in GST and no longer holds any equity interest in GST.

  In connection with the acquisition of Silvan Flooring, Silvan Flooring and GST entered into a trademark transfer agreement, dated November 18, 2009, pursuant to which GST transferred the ownership of its "Silvan Touch" trademark (aka “Yinyan”) (Registration No. 1182064) to Silvan Flooring for free. On November 19, 2009, the same parties entered into a trademark licensing agreement, pursuant to which, the "Silvan Touch" trademark was licensed back to GST to be used in connection with its distribution of our "Silvan Touch" products. There was no consideration paid by GST for the licensing of trademark. GST may use the trademark until it has completed the distribution of all inventories of “Silvan Touch” products that we provided to GST. GST is required to provide a one-month notice regarding the completion of distribution and this agreement will be terminated upon the completion.

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

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

2.1	Share Exchange Agreement, dated November 1, 2010, among the Company, China Bingwu Forestry Group Limited and its sole shareholder [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
3.1	Amended and Restated Articles of Incorporation of the Company [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 13, 2011]
3.2	Amended and Restated Bylaws of the Company [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 9, 2010]
4.1	Convertible Note, dated July 23, 2010, payable to Horoy International Holdings Limited [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
4.2	Convertible Note, dated September 7, 2010, payable to Goldenbridge Investment Holdings Limited [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
4.3	Note Cancellation Agreement, dated September 9, 2010, among the Company and the holders of certain notes payable signatory thereto [incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
4.4*	Common Stock Purchase Warrant, dated December 15, 2010, issued to CCG Investor Relations Partners LLC.
10.1	Securities Purchase Agreement, dated September 23, 2010, by and among the Company, Helvetic Capital Ventures AG and the accredited investor signatory thereto [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2010]
10.2	Repurchase Agreement, dated September 23, 2010, by and between the Company and Helvetic Capital Ventures AG [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2010]
10.3	English Translation of Equity Transfer Agreement, dated May 18, 2010, by and between China Bingwu Forestry Group Limited and the shareholders of Qianxinan Aosen Forestry Company, Limited signatory thereto [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.4	English Translation of Share Transfer Agreement, dated May 8, 2009, by and between Qianxinan Aosen Forestry Company, Limited and Guizhou Yinyan Wood Co., Ltd. [incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.5	English Translation of Shareholder Investment Agreement, dated October 16, 2007, by and between Qianxinan Aosen Forestry Company, Limited and Guizhou Yinyan Wood Co., Ltd. [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.6	English Translation of Wood Purchase and Sales Contract, dated March 14, 2010, by and between Qianxinan Aosen
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

10.21	English Translation of Commodity House Sales Contract, Unit 1-3, dated August 25, 2006, by and between Qianxinan Silvan Flooring Company, Limited and Guiyang New Century Real Estate Development Co., Ltd. [incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.22	English Translation of Trademark Transfer Agreement, dated November 18, 2009, by and between Guizhou Yinyan Wood Co., Ltd. and Qianxinan Silvan Flooring Company, Limited [incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.23	English Translation of Labor Contract, dated May 5, 2010, between Qianxinan Aosen Forestry Company, Limited and Yulu Bai [incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.24	English Translation of Labor Contract, dated March 27, 2009, between Qianxinan Aosen Forestry Company, Limited and Jiyong He [incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.25	English Translation of Labor Contract, dated November 21, 2007, between Qianxinan Aosen Forestry Company, Limited and Fangping Peng [incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.26	English Translation of Labor Contract, dated May 5, 2010, between Qianxinan Aosen Forestry Company, Limited and Dongshen Tan [incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.27*	Financial Advisory Agreement, dated February 2, 2010, by and among Qianxinan Aosen Forestry Company, Limited, Asia Regal Finance Capital Group Co., Ltd and Shenzhen Junwei Investment and Development Co., Ltd.
10.28*	Letter of Engagement, dated December 7, 2010, by and between the Company and CCG Investor Relations Partners LLC.
21	Subsidiaries of the Company [incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Option Agreement, dated May 17, 2010, between Ren Ping Tu and Yulu Bai [incorporated by reference to Exhibit 99.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed on January 11, 2011]

*Filed herewith

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: December 16, 2011

CHINA FORESTRY INDUSTRY GROUP, INC.

By: /s/ Yulu Bai
Yulu Bai
Chief Executive Officer

By: /s/ Jiyong He
Jiyong He
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yulu Bai	Chairman and Chief Executive Officer	December 16, 2011
Yulu Bai	(Principal Executive Officer)

/s/ Jiyong He	Chief Financial Officer	December 16, 2011
Jiyong He	(Principal Financial and Accounting Officer)

/s/ Yudong Ji	Director	December 16, 2011
Yudong Ji

/s/ Yi Zeng	Director	December 16, 2011
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

The Company has restated its consolidated statement of cash flows for the year ended December 31, 2010 to correct errors in the consolidated statement of cash flows. The effects of this restatement are disclosed in Note 26 to the consolidated financial statements.

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

s/Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah
March 29, 2011, except for Note 26, to which the date is November 28, 2011

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND DECEMBER 31, 2009

	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$2,334,910	$1,471,729
Accounts receivable, net of allowance for doubtful accounts	5,423,123	2,017,244
Inventory	6,949,679	10,790,285
Deposits and prepaid expenses	12,390,756	6,297,623
Other receivables	777,236	689,898
Taxes recoverable	2,452,407	192,304
Total current assets	30,328,111	21,459,083
Property and equipment
Property and equipment, net of accumulated depreciation	6,352,289	6,167,734
Land use rights, net of accumulated amortization	6,666,591	795,829
Construction in progress	5,304,348	5,116,167
Total property and equipment	18,323,228	12,079,730
Total assets	$48,651,339	$33,538,813

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,388,806	$9,497,858
Other payables and accrued expenses	2,567,191	3,698,397
Taxes payable	3,290,481	386,121
Customer deposits	1,936,733	841,308
Short term debts	4,535,830	718,830
	$15,719,041	$15,142,514
Long term liabilities
Long term debts	-	733,500
Total liabilities	15,719,041	15,876,014
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock: 5,000,000 shares authorized of $0.001 par value none issued and outstanding	$-	$-
Common stock: 100,000,000 shares authorized of $0.001 par value 30,000,000 and 20,500,000 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	30,000	20,500
Additional paid in capital	17,988,805	13,048,135
Retained earnings	12,622,369	3,330,877
Accumulated other comprehensive income	2,291,124	1,263,287
Total stockholders' equity	32,932,298	17,662,799
Total liabilities and stockholders' equity	$48,651,339	$33,538,813

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

See accompanying notes of these consolidated financial statements

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

	2010	2009
Cash flows from operating activities
Net income for the year	$9,291,492	$2,246,031
Adjustments to reconcile net income to net cash provided by operating activites:
Depreciation	284,335	242,320
Amortization	218,802	13,408
Stock based compensation	150,170	-
Changes in operating assets and liabilities:
Decrease (increase) in inventory	3,840,606	(4,528,854)
(Increase) decrease in deposits and prepaid expenses	(4,386,052)	5,971,640
Increase in accounts receivable	(3,405,879)	(1,508,786)
(Increase) decrease in other receivables	(87,338)	12,775,289
Increase in taxes recoverable	(2,260,103)	(90,236)
Increase in taxes payable	2,904,360	376,545
(Decrease) increase in accounts payable	(6,109,052)	3,017,540
Increase (decrease) in customer deposits	1,095,425	(16,655,142)
(Decrease) increase in other payables and accrued expenses	(2,146,612)	83,053
Net cash (used in) provided by operating activities	(609,846)	1,942,808
Cash flows from investing activities
Purchase of property and equipment	(265,901)	(1,367,491)
Payment of construction in progress	(13,805)	(1,860,826)
(Increase) decrease in prepayment for property and equipment	(1,707,081)	1,510,298
Net cash used in investing activities	(1,986,787)	(1,718,019)
Cash flows from financing activities
Proceeds from issuance of common stock	-	4,250,970
Proceeds from issuance of convertible notes	2,835,907	-
Capital contribution from stockholders	-	29,340
Redemption of non-controlling interest	-	(1,320,300)
Repayment of short term and long term debt	(743,330)	(1,467,000)
Proceeds from short term and long term debt	3,777,330	733,500
Repayment of due to related party	(3,480,544)	(1,240,413)
Net cash provided by financing activities	2,389,363	986,097
Effects on exchange rate changes on cash	1,070,451	813
Increase in cash and cash equivalents	863,181	1,211,699
Cash and cash equivalents, beginning of year	1,471,729	260,030
Cash and cash equivalents, end of year	$2,334,910	$1,471,729
		2 334 910
Supplementary disclosures of cash flow information:
Cash paid for interest	$289,408	$162,860
Cash paid for income taxes	$2,058,251	$378,095
Non-cash transactions:
Distribution of stock dividend	$-	$1,786,190
Issue of common stock from additional paid in capital	$-	$3,791,740
Common stock issued for payment of notes payable	$400,000	$-
Common stock issued for stock offering costs	$331,000	$-
Land use rights transferred from related party	$5,892,000	$-
Proceeds from issuance of convertible notes received by related party	$1,964,093	$-

See accompanying notes of these consolidated financial statements

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 1, 2010, the Company changed its fiscal year end from June 30 to December 31.

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.2	REPORTING ENTITY

The accompanying consolidated financial statements include the following entities:

Name of	Place of	Date of	Percentage
subsidiary	incorporation	incorporation	of interest	Principal activity
China Bingwu Forestry Group Limited	Hong Kong Special Administrative Region, PRC	April 9, 2010	100% directly	Investment holding

Qianxinan Aosen Forestry Co., Limited	People's Republic of China	November 22, 2004	100% directly	Manufacturing and wholesaling of fiber boards, wood flooring, carpentry boards, wood products, furniture, and timber

Qianxinan Silvan Touch Flooring Co., Limited	People's Republic of China	October 22, 2007	100% directly	Manufacturing and wholesaling of wood flooring, furniture and decorations

2.3	BASIS OF PRESENTATION

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

On November 1, 2010, the Company completed a reverse acquisition transaction with the existing stockholder of CBF and acquired 100% equity interest of CBF in exchange for 20,500,000 shares of the Company’s company stock, which constituted 68.33% of the Company’s issued and outstanding capital stock on a fully- diluted basis as of and immediately after the consummation of the reverse acquisition. As a result of the acquisition of CBF, the Company now owns all of the issued and outstanding capital stock of CBF, which in turn owns Qianxinan Aosen Forestry Co., Limited (“QAF”) and Qianxinan Silvan Touch Flooring Co., Limited (“QSTF”). For accounting purposes, the share exchange transaction with CBF was treated as a reverse acquisition and recapitalization of CNFI, with CBF as the acquirer and CNFI as the acquired party. Upon completion of the exchange, CBF, QAF and QSTF became wholly owned subsidiaries of CNFI. Accordingly the Company’s financial statements have been prepared on a consolidated basis for the periods presented and the consolidated balance sheets, consolidated statements of income and comprehensive income, stockholders’ equity and cash flows were presented as if the recapitalization had occurred at the beginning of the earliest period presented.

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2.16	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

Assets Classifications	Estimated useful life

Plant and buildings	30 years

Machinery and equipment	3 to 10 years

Motor vehicles	5 to 10 years

Office equipment and furniture	3 to 5 years

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
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash includes cash at bank and demand deposits in accounts maintained at banks within the People’s Republic of China. Total cash (not including restricted cash balances) in these banks on December 31, 2010 and December 31, 2009 amounted to $362,810 and $738,229 of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable are derived from revenue earned from customers located primarily in the People’s Republic of China. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820- 10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.30	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non- controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIE
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2010 and December 31, 2009:

	2010		2009
U.S. statutory rate	34%		34%
Foreign income not recognized in USA	(34%	)	(34%	)
China Enterprise income tax rate	25%		25%
China Enterprise income tax concession	(2.6%	)	(10.6%	)
Hong Kong profits tax rate	16.5%		16.5%
Offshore subsidiary income not recognized	(16.5%	)	(16.5%	)
	22.4%		14.4%

Provision for income taxes is as follows:

	2010	2009
Income tax
CNFI - U.S. corporate tax	$-	$-
CBF - Hong Kong profits tax	-	-
QAF - China EIT	1,033,602	258,534
QSTF - China EIT	1,646,494	119,561
Deferred tax	-	-
	$2,680,096	$378,095

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK DIVIDEND PAID

Prior to reverse merger, QAF, the Company’s subsidiary distributed stock dividend to common stockholders of QAF amounting to $nil and $1,786,190 for the years ended December 31, 2010 and December 31, 2009, respectively.

	2010	2009
Stock dividend paid	$-	$1,786,190

5.	ACCOUNTS RECEIVABLE

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

9.	TAXES RECOVERABLE

	2010	2009

VAT	$2,452,407	$191,414
Other	-	890
	$2,452,407	$192,304

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	PROPERTY AND EQUIPMENT

	2010	2009
Buildings	$2,975,099	$2,877,040
Plant and equipment	3,968,175	3,656,331
Motor vehicles	134,536	130,101
Office equipment	99,436	51,102
Furniture and fixtures	46,212	13,662
	7,223,458	6,728,236
Less: Accumulated depreciation	(871,169)	(560,502)
Net book value	$6,352,289	$6,167,734

Depreciation expense was $284,335 and $242,320 for the years ended December 31, 2010 and December 31, 2009, respectively and included in general and administrative expenses.

11.	LAND USE RIGHTS

Private ownership of land is not permitted in the PRC. Instead, the Company has leased three lots of land. The cost of the first and second lots land use rights acquired in 2007 was $819,810 and these lots were located at Hexing Village, Dingxiao Economic Development Zone, Xingyi City, Qianxinan, Guizhou Province, the People’s Republic of China. The cost of the third lot of land use rights acquired in 2010 was $5,892,000 and was located at Liping Country, Qiandongnan, Guizhou Province, the People’s Republic of China.

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company determines the estimated fair value of share-based awards using the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as by assumptions regarding certain complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards and the actual and projected option exercise behaviors. The Company used a 3% risk free interest rate and expected volatility of 125% when valuing these warrants. The Company calculated a stock based compensation of $135,000 and recognized $135,000 in stock based compensation expense for the year ended December 31, 2010.

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

On May 17, 2010, Ms. RenPing Tu, the owner of approximately 68.33% of the Company’s issued and outstanding common stock, entered into an agreement with Mr. YuLu Bai, the Company’s Chairman and Chief Executive Officer and an original shareholder of QAF, pursuant which Mr. Bai was granted an option to acquire 20,500,000 shares of the Company’s common stock currently owned by Ms. Tu for an aggregate exercise price of $2,500,000. Mr. Bai may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof contemplated by the Share Exchange Agreement. As of December 31, 2010, Mr. Bai had not exercised his option to acquire 20,500,000 shares of the Company’s common stock.

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Purchase of Property for a total consideration of $9,537,975

On August 25, 2006, the Company signed a contract for property under construction, totaling $9,537,975 (RMB62,665,450). During the years ended December 31, 2010 and December 31, 2009 and as of December 31, 2010 and December 31, 2009, the amount had not been paid by the Company. The amount will be paid by the end of 2011.

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

(iii)

The Company are obligated to repay Mr. YuLu Bai RMB 40 million (approximately, $6 million) in connection with forestry rights of a fir tree forest in Guizhou province valued at RMB 40 million (approximately, $6 million) transferred from Mr. Bai to the Company. The Company repaid Mr. Bai RMB21,097,452 (approximately, $3.2 million) during 2010. The Company did not enter into a written agreement with Mr. Bai in connection with the transfer and repayment obligation, and there is no interest or late payment penalties in connection with the obligation. The Company repaid Mr. Bai the remaining RMB18,902,548 (approximately, $2.8 million) in March 2011.

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As prescribed in ASC Topic 260 “Earning per Share”, Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted- average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.

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

Name of related party	Nature of transactions
Mr. YuLu Bai, Chief Executive Officer	Included in other payables and accrued expenses, due to Mr. YuLu Bai are $1,527,080 and $511,674 as of December 31, 2010 and December 31, 2009, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

Mr. YuLu Bai transferred a lot of land use rights to the Company at RMB40 million (approximately, $6 million) during the year ended December 31, 2010.

Guizhou Silvan Touch Wooden Co., Limited controlled by Mr.YuLu Bai	The Company sold wooden fiber sheets of $1,755,397 and $9,835,471 to Guizhou Silvan Touch Wooden Co., Limited for the period from January 1, 2010 to May 28, 2010 and for the year ended December 31, 2009, respectively.

The Company purchased raw materials of $135,596 and $nil from Guizhou Silvan Touch Wooden Co. Limited for the period from January 1, 2010 to May 28, 2010 and for the year ended December 31, 2009, respectively.

Mr. YuLu Bai ceased his controlling interest on May 28, 2010.

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PHOENIX ENERGY RESOURCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	SUBSEQUENT EVENTS

The Company settled the amount due to Mr. YuLu Bai of $1,527,080 on March 23, 2011.

26.	RESTATEMENT

The consolidated statement of cash flows for the year ended December 31, 2010 has been restated to correct the following accounting errors:

(i)	a lot of land use rights was transferred from Mr. YuLu Bai to the Company during the year; and
(ii)	part of the proceeds from issuance of convertible notes was received by Mr. YuLu Bai during the year.

The restatements were:

•	To present deposits paid for property and equipment from Cash Flows from Operating Activities to Cash Flows from Investing Activities.

•	To present amount paid to Mr. YuLu Bai from Cash Flows from Operating Activities to Cash Flows from Financing Activities.

The effect of the restatement on specific line items in the consolidated statement of cash flows for the year ended December 31, 2010 was:

Consolidated statement of cash flows	As Reported	As Restated
Increase in deposits and prepaid expenses	($ 6,093,133)	($ 4,386,052)
Decrease in other payables and accrued expenses	(1,131,206)	(2,146,612)
Net cash used in operating activities	(1,301,521)	(609,846)

Purchase of land use rights	(5,892,000)	-
Increase in prepayment for property and equipment	-	(1,707,081)
Net cash used in investing activities	(6,171,706)	(1,986,787)

Proceeds from issuance of convertible notes	4,800,000	2,835,907
Repayment of due to related party	-	(3,480,544)
Net cash provided by financing activities	7,834,000	2,389,363

Effects on exchange rate changes on cash	$502,408	$1,070,451

Non-cash transactions:
Land use rights transferred from related party	$-	$5,892,000
Proceeds from issuance of convertible notes received by related party	$-	$1,964,093

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Exchange Agreement, dated November 1, 2010, among the Company, China Bingwu Forestry Group Limited and its sole shareholder [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
3.1	Amended and Restated Articles of Incorporation of the Company [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 13, 2011]
3.2	Amended and Restated Bylaws of the Company [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 9, 2010]
4.1	Convertible Note, dated July 23, 2010, payable to Horoy International Holdings Limited [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
4.2	Convertible Note, dated September 7, 2010, payable to Goldenbridge Investment Holdings Limited [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
4.3	Note Cancellation Agreement, dated September 9, 2010, among the Company and the holders of certain notes payable signatory thereto [incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
4.4*	Common Stock Purchase Warrant, dated December 15, 2010, issued to CCG Investor Relations Partners LLC.
10.1	Securities Purchase Agreement, dated September 23, 2010, by and among the Company, Helvetic Capital Ventures AG and the accredited investor signatory thereto [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2010]
10.2	Repurchase Agreement, dated September 23, 2010, by and between the Company and Helvetic Capital Ventures AG [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2010]
10.3	English Translation of Equity Transfer Agreement, dated May 18, 2010, by and between China Bingwu Forestry Group Limited and the shareholders of Qianxinan Aosen Forestry Company, Limited signatory thereto [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.4	English Translation of Share Transfer Agreement, dated May 8, 2009, by and between Qianxinan Aosen Forestry Company, Limited and Guizhou Yinyan Wood Co., Ltd. [incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.5	English Translation of Shareholder Investment Agreement, dated October 16, 2007, by and between Qianxinan Aosen Forestry Company, Limited and Guizhou Yinyan Wood Co., Ltd. [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.6	English Translation of Wood Purchase and Sales Contract, dated March 14, 2010, by and between Qianxinan Aosen Forestry Company, Limited and Yan Zhiming [incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.7	English Translation of Purchase and Sales Contract, dated November 16, 2009, between Qianxinan Aosen Forestry Company, Limited and Guizhou Shuanghe Industrial Trade Co., Ltd. [incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.8	English Translation of Purchase and Sales Contract, dated January 1, 2009, by and between Guizhou Yingye Forestry Ltd. and Qianxinan Aosen Forestry Company, Limited [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.9	English Translation of Purchase and Sales Contract, dated January 1, 2009, by and between Chongqing Huyu Forestry Ltd. and Qianxinan Aosen Forestry Company, Limited [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.10	English Translation of Purchase and Sales Contract, dated January 1, 2009, by and between Qianxinan Aosen Forestry Company, Limited and Guizhou Shuanghe Industrial Trade Co., Ltd. [incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.11	English Translation of Exclusive Distribution Contract, dated September 10, 2010, by and between Qianxinan Silvan Flooring Company, Limited and Dang Zhongming [incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.12	English Translation of Exclusive Distribution Contract, dated September 5, 2010, by and between Qianxinan Silvan Flooring Company, Limited and Lin Hongbin [incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.13	English Translation of Exclusive Distribution Contract, dated August 25, 2010, by and between Qianxinan Silvan Flooring Company, Limited and Zeng Tianming [incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.14	English Translation of Exclusive Distribution Contract, dated August 13, 2010, by and between Qianxinan Silvan Flooring Company, Limited and Sui Cheng [incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.15	English Translation of Loan Contract, dated June 21, 2010, by and between Bank of Chongqing, Guiyang Brach and Qianxinan Aosen Forestry Company, Limited [incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.16	English Translation of Loan Contract No. 72, dated March 26, 2010, by and between Guizhou Xingyi Rural Cooperative Bank and Qianxinan Aosen Forestry Company, Limited [incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.17	English Translation of Loan Contract No. 108, dated June July 17, 2009, by and between Guizhou Xingyi Rural Cooperative Bank and Qianxinan Aosen Forestry Company, Limited [incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.18	English Translation of Forest Right Certificate No. B520802335298, dated December 10, 2009, granted to Qianxinan Aosen Forestry Company, Limited and sealed by the People’s Government of Liping County, People’s Republic of China [incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.19	English Translation of Forest Right Certificate No. B520802556795, dated December 10, 2009, granted to Qianxinan Aosen Forestry Company, Limited, and sealed by the People’s Government of Liping County, People’s Republic of China [incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.20	English Translation of Commodity House Sales Contract, Unit 1-2, dated August 25, 2006, by and between Qianxinan Silvan Flooring Company, Limited and Guiyang New Century Real Estate Development Co., Ltd. [incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.21	English Translation of Commodity House Sales Contract, Unit 1-3, dated August 25, 2006, by and between Qianxinan Silvan Flooring Company, Limited and Guiyang New Century Real Estate Development Co., Ltd. [incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.22	English Translation of Trademark Transfer Agreement, dated November 18, 2009, by and between Guizhou Yinyan Wood Co., Ltd. and Qianxinan Silvan Flooring Company, Limited [incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.23	English Translation of Labor Contract, dated May 5, 2010, between Qianxinan Aosen Forestry Company, Limited and Yulu Bai [incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.24	English Translation of Labor Contract, dated March 27, 2009, between Qianxinan Aosen Forestry Company, Limited and Jiyong He [incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.25	English Translation of Labor Contract, dated November 21, 2007, between Qianxinan Aosen Forestry Company, Limited and Fangping Peng [incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.26	English Translation of Labor Contract, dated May 5, 2010, between Qianxinan Aosen Forestry Company, Limited and Dongshen Tan [incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
10.27*	Financial Advisory Agreement, dated February 2, 2010, by and among Qianxinan Aosen Forestry Company, Limited, Asia Regal Finance Capital Group Co., Ltd and Shenzhen Junwei Investment and Development Co., Ltd.
10.28*	Letter of Engagement, dated December 7, 2010, by and between the Company and CCG Investor Relations Partners LLC.
21	Subsidiaries of the Company [incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Option Agreement, dated May 17, 2010, between Ren Ping Tu and Yulu Bai [incorporated by reference to Exhibit 99.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed on January 11, 2011]

*Filed herewith