Form 10-Q/A
period 2011-03-31
Silvan Industries, Inc.
filed 2011-12-16
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") hereby amends our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, previously filed with the Securities and Exchange Commission (the "Commission’) on May 23, 2011 (the "Original Filing"). This Amendment is being filed in response to comments by the staff of Commission in connection with its review of the Original Filing.

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

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA FORESTRY INDUSTRY GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Financial Statements	Page(s)
Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Income and Comprehensive Income	F-3
Condensed Consolidated Statements of Cash Flows (Restated)	F-4
Condensed Notes to Consolidated Financial Statements	F-5 - F-24

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets:

Cash	$3,217,664	$362,810
Restricted cash	1,369,842	1,972,100
Accounts receivable, net of allowance of $- and $27,252, respectively	8,534,436	5,423,123
Inventory	9,092,706	6,949,679
Deposits and prepaid expenses	13,944,563	12,390,756
Other receivables	2,456,936	777,236
Taxes recoverable	2,086,809	2,452,407
Total current assets	40,702,956	30,328,111
Property, plant and equipment, net	6,339,156	6,352,289
Land use rights, net	6,632,492	6,666,591
Construction in progress	5,321,995	5,304,348
Total assets	$58,996,599	$48,651,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$7,610,234	$4,535,830
Accounts payable	2,778,874	3,388,806
Customer deposits	1,502,524	1,936,733
Other payables and accrued expenses	1,005,623	2,567,191
Taxes payable	3,209,486	3,290,481
Total current liabilities	16,106,741	15,719,041
Long term loans	7,762,439	-
Total liabilities	23,869,180	15,719,041
Commitments and contingencies (Note 19)
Stockholders' equity
Preferred stock: 5,000,000 shares authorized of $0.001 par value none issued and outstanding	-	-
Common stock: 100,000,000 shares authorized of $0.001 par value
30,000,000 and 30,000,000 shares issued and outstanding as of March 31,
2011 and December 31, 2010, respectively	30,000	30,000
Additional paid in capital	17,988,805	17,988,805
Accumulated other comprehensive income	2,395,142	2,291,124
Retained earnings	14,713,472	12,622,369
Total stockholders’ equity	35,127,419	32,932,298
Total liabilities and stockholders’ equity	$58,996,599	$48,651,339

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED

	For The Three Months Ended
	March 31
	2011	2010
Revenue	$10,442,974	$4,290,999
Cost of revenue	6,864,981	2,776,873
Gross profit	3,577,993	1,514,126
Operating expenses
Selling expenses	349,595	75,435
General and administrative expenses	373,624	218,953
Total operating expenses	723,219	294,388
Income from operations	2,854,774	1,219,738
Other income (expenses)
Interest income	8,999	-
Interest expenses	(220,023)	(21,348)
Other income	49,496	43,567
Other expenses	(26,275)	-
Value added tax refund	-	294,247
Total other income (expenses)	(187,803)	316,466
Income before income taxes	2,666,971	1,536,204
Less: Provision for income taxes	575,867	310,883
Net income	2,091,104	1,225,321
Other comprehensive income
Foreign currency translation gain	104,018	92,041
Net comprehensive income	$2,195,122	$1,317,362
Earnings per share
- Basic	$0.07	$0.06
- Diluted	$0.07	$0.06
Weighted average shares outstanding
- Basic	30,000,000	20,500,000
- Diluted	30,000,000	20,500,000

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For The Three Months Ended
	March 31
	2011	2010
	(Restated)
Cash flows from operating activities
Net income	$2,091,104	$1,225,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	79,628	68,351
Amortization	56,112	54,239
Changes in operating assets and liabilities:
Restricted cash	607,036	-
Accounts receivable	(3,084,211)	346,816
Inventory	(2,113,697)	245,172
Deposits and prepaid expenses	3,737,267	3,028,787
Other receivables	(219,215)	(727,626)
Taxes recoverable	372,662	293,432
Accounts payable	(619,386)	(6,385,151)
Customer deposits	(439,362)	1,411,913
Other payables and accrued expenses	(154,636)	5,984,417
Taxes payable	(91,672)	452,296
Net cash provided by operating activities	221,630	5,997,967
Cash flows from investing activities
Additions to property, plant and equipment	(45,462)	(26,466)
Increase in deposits for property, plant and equipment	(5,247,871)	-
Additions to land use rights	-	(5,851,500)
Net cash used in investing activities	(5,293,333)	(5,877,966)
Cash flows from financing activities
Repayment of amount due to related party	(2,868,630)
Repayment of short term and long term loans	(743,618)	-
Proceeds from short term and long term loans	11,533,675	-
Net cash provided by financing activities	7,921,427	-
Effect of exchange rate changes in cash	5,130	(2,311)
Increase in cash	2,854,854	117,690
Cash, beginning of period	362,810	738,591
Cash, end of period	$3,217,664	$856,281
Supplemental disclosure
Cash paid during the period for:
Interest paid	$220,023	$21,169
Income taxes paid	$188,142	$-

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

Significant Estimates

These financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to depreciation of property, plant and equipment, allowance for uncollectible accounts, impairment testing of long-lived assets. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Cash

Cash include cash on hand, cash accounts and interest bearing savings accounts. As of March 31, 2011 and December 31, 2010, substantially all of the Company’s cash were held by major banks located in the PRC, which management believes are of high credit quality.

Restricted cash

Restricted cash represents deposits in banks to secure our bills payable. The Company is required to maintain deposits with banks for amounts equal to 50% to 100% of the bills’ amounts issued; such deposits are presented as restricted cash as of March 31, 2011 and December 31, 2010. Upon maturity of the bills payable, which is generally six months from the date of issuance, the banks deduct the bills payable amount from the restricted cash account.

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:
	March 31,	December 31,
	2011	2010
	(unaudited)
Plant and buildings	$2,984,996	$2,975,099
Machinery and equipment	4,009,205	3,968,175
Motor vehicles	134,983	134,536
Office equipment	64,935	99,436
Furniture and fixtures	98,966	46,212
	7,293,085	7,223,458
Less: Accumulated depreciation	(953,929)	(871,169)
	$6,339,156	$6,352,289

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

(a) Short term loans

Short-term loans represent the borrowings from commercial banks that are due within one year. These loans consisted of the following:

Bank	Term	Notes	Interest rate	March 31, 2011	December 31, 2010
				(unaudited )
Xingyi City Rural Cooperative Bank	March 26, 2010 to March 25, 2011		7.965%	$-	$743,330
Bank of Chongqing	June 21, 2010 to June 20, 2011	(i)	5.310%	3,044,094	3,034,000
Xingyi City Rural Cooperative Bank	July 17, 2009 to July 16, 2011	(ii)	8.100%	761,023	758,500
China Merchant Bank	March 8, 2011 to March 7, 2012	(iii)	6.060%	3,805,117	-
				$7,610,234	$4,535,830

(b) Long term loans

Long term loans consists of the following:

Bank	Term	Notes	Interest rate	March 31, 2011	December 31, 2010
				(unaudited )
Guiyang City Nanming Rural Credit Cooperative Bank	January 19, 2011 to November 18, 2012	(iii)	8.775%	$3,805,117	$-
Guiyang City Nanming Rural Credit Cooperative Bank	January 19, 2011 to January 18, 2013	(iii)	8.775%	3,957,322	-
				$7,762,439	$-

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. SHORT TERM AND LONG TERM LOANS – CONTINUED

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. INCOME TAXES – CONTINUED

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended

March 31, 2011 and 2010:
	March 31,		March 31,
	2011		2010
	(unaudited)		(unaudited)
U.S. statutory rate	35%		34%
Foreign income not recognized in USA	(35%	)	(34%	)
Hong Kong profits tax rate	16.5%		16.5%
Offshore subsidiary income not recognized	(16.5%	)	(16.5%	)
China Enterprise income tax rate	25%		25%
China Enterprise income tax concession	(-)		(-)
Parent company losses not subject to PRC income tax	0.8%		0.2%
Late payment penalty on income tax	0.2%		-
Over provision of income tax in previous year	(4.4%	)	(5.0%	)
	21.6%		20.2%
Provision for income taxes is as follows:
	March 31,		March 31,
	2011		2010
	(unaudited)		(unaudited)
Income tax
CNFI - U.S. corporate tax	$-		-
CBF - Hong Kong profits tax	-		-
QAF - China EIT	140,077		190,379
QSTF - China EIT	435,790		120,504
GSTF - China EIT	-		-
Deferred tax	-		-
	$575,867		310,883

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

On May 17, 2010, Ms. RenPing Tu, the owner of approximately 68.33% of the Company’s issued and outstanding common stock, entered into an agreement with Mr. YuLu Bai, the Company’s Chairman and Chief Executive Officer and an original shareholder of QAF, pursuant which Mr. Bai was granted an option to acquire 20,500,000 shares of the Company’s common stock currently owned by Ms. Tu for an aggregate exercise price of $2,500,000. Mr. Bai may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof contemplated by the Share Exchange Agreement. As of March 31, 2011, Mr. Bai had not exercised his option to acquire 20,500,000 shares of the Company’s common stock.

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

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

19. COMMITMENTS AND CONTINGENCIES

The Company entered into two lease agreements for its flagship stores and warehouses at two locations which expire in 2013. The leases expire in 2013. The lease payments commence in July 2011. Total lease expense for the three months ended March 31, 2011 and 2010 were $0. The future minimum lease payments are as follow:

For the year ending December 31,
Remainder of 2011	$30,519
2012	61,038
2013	54,466
$146,024

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

In September 2010, our subsidiary Bingwu Forestry entered into a $2.4 million convertible promissory note agreement with Goldenbridge Investment Holdings Limited. Among $2.4 million of proceeds, approximately $1.96 million was wired to Mr. Bai’s personal bank account instead of Bingwu’s account, among which, approximately $1.5 million was recorded as due from Mr. Bai. As of March 31, 2011, there was approximately $0.1 million of repayment from Mr. Bai to us, resulted in approximately $1.4 million due from Mr. Bai. The Company expects to collect this $1.4 million due from Mr. Bai prior to December 31, 2011.

CHINA FORESTRY INDUSTRY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

24. RESTATEMENT

The financial statements of the Company for the three months ended March 31, 2011 and 2010 that are included in this Report have been restated to effectuate changes from the statements filed in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011. In addition, we reclassified $1,369,842 and $1,972,100 from cash to restricted cash as of March 31, 2010 and December 31, 2010, respectively, to present the bank deposits used for securing our bills payable as restricted cash.

The restatements were:

  To reclassify restricted cash used for securing our bills payable from cash to restricted cash.

  To present deposits paid for property, plant and equipment from Cash Flow from Operating Activities to Cash Flows from Investing Activities.

  To present amount paid to Mr. Yulu Bai from Cash Flow from Operating Activities to Cash Flows from Financing Activities.

The effect of the restatement on specific line items in our Consolidated Statement of Cash Flows for the three months ended March 31, 2011 was:

Consolidated Statement of Cash Flows	As Reported	As Restated

Restricted cash	$-	$607,036
Deposits and prepaid expenses	(1,510,630)	3,737,268
Other payables and accrued expenses	(3,023,266)	(154,636)
Net cash used in operating activities	(8,501,906)	221,631

Increase in deposits for property, plant and equipment	-	(5,247,871)
Net cash used in investing activities	(45,462)	(5,293,333)

Repayment of amount due to related party	-	(2,868,630)
Net cash provided by financing activities	10,790,057	7,921,427

Effect of exchange rate changes in cash	9,907	5,129
Net income in cash	2,252,596	2,854,853
Cash, beginning of period	2,334,910	362,810
Cash, end of period	$4,587,506	$3,217,664

The effect of the restatement on specific line items in our Consolidated Statement of Cash Flows for the three months ended March 31, 2010 was:

Consolidated Statement of Cash Flows	As Reported	As Restated

Effect of exchange rate changes in cash	$(4,038)	$(2,311)
Net income in cash	115,963	117,690
Cash, beginning of period	1,471,729	738,591
Cash, end of period	$1,587,692	$856,281

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

We market and sell our products at five branch offices, eight flagship stores, and approximately 504 contracted flooring specialty retail stores, concentrated mostly in southwestern China. We are also pursuing commercial arrangements for the sale of our products through home supply stores. We believe that home supply stores are an important channel for the sale of building/home renovation materials and we plan to increase our efforts to work with more home supply stores in the future.

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

The following are some financial highlights for the first quarter of 2011:

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

,

	Three Months Ended		Three Months Ended
All amounts	March 31, 2011		March 31, 2010
other than		Percentage		Percentage	Increase/	Increase/
percentages, in		of		of	(Decrease)	(Decrease)
U.S. dollars	Dollar ($)	Revenue	Dollar ($)	Revenue	Dollar ($)	Percentage
Revenue	10,442,974	100.00%	4,290,999	100.00%	6,151,975	143.37%
Cost of revenue	6,864,981	65.74%	2,776,873	64.71%	4,088,108	147.22%
Gross profit	3,577,993	34.26%	1,514,126	35.29%	2,063,867	136.31%
Operating expenses
Selling expenses	(349,595)	3.35%	(75,435)	1.76%	274,160	363.44%
General and administrative
expenses	(373,624)	3.58%	(218,953)	5.10%	154,671	70.64%
Total operating expenses	(723,219)	6.93%	(294,388)	6.86%	428,831	145.67%
Income from operations	2,854,774	27.34%	1,219,738	28.43%	1,635,036	134.05%
Other income (expense)
Interest income	8,999	0.09%	-	0.00%	8,999	-%
Interest expenses	(220,023)	(2.11)%	(21,348)	(0.50)%	198,675	930.65%
Other income	49,496	0.47%	43,567	1.02%	5,929	13.61%
Other expenses	(26,275)	(0.25)%	-	0.00%	26,275	100.00%
Value added tax refund	-	0.00%	294,247	6.86%	(294,247)	(100.00)%
Total other income (expenses)	(187,803)	(1.80)%	316,466	7.38%	(504,269)	(159.34)%
Income before income taxes	2,666,971	25.54%	1,536,204	35.80%	1,130,767	73.61%
Provision for income taxes	(575,867)	5.51%	(310,883)	7.25%	264,984	(85.24)%
Net income	2,091,104	20.02%	1,225,321	28.56%	865,783	70.66%

Revenue. We generate revenues from the sales of our industrial fiber boards, laminate flooring, wooden flooring, and related flooring products. Our revenues increased to $10.4 million for the three months ended March 31, 2011, from $4.3 million for the three months ended March 31, 2010, representing an approximate 143.4% increase. The increase in revenue was mainly due to higher sales volume after the expansion of our sales and distribution network. During the three months ended March 31, 2011, we sold approximately 1.1 million square meters of laminate flooring, approximately 512,000 pieces of fiber boards and approximately 5,000 square meters of hard wood flooring, as compared to approximately 157,000 square meters of laminate flooring and approximately 510,000 pieces of fiber boards for the three months ended March 31, 2010. In first quarter of 2010, the entire raw material for laminate flooring produced by of Silvan Flooring was provided by Aosen Forestry, whereas in the same period of 2011, only approximately 50% of the laminate flooring raw material supply was from Aosen Forestry. As a result, more of Aosen Forestry’s production capacity was devoted to external sales to third parties in the first quarter of 2011.

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

Value added tax refund. We had $0 in value added tax refund for the three months ended March 31, 2011, as compared to approximately $294,000 for the three months ended March 31, 2010. According to a tax refund approval notice issued by the Tax Administration of the Ministry of Finance, certain items, including our wood flooring and wooden fiber sheets are qualified for the refund of VAT tax.

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

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $3.2 million. The following table summarizes the key cash flow metrics from our condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010.

Cash Flow

(all amounts in U.S. dollars)
	For the three months ended March 31,
	2011	2010
Net cash (used in) provided by operating activities	$221,630	$5,997,967
Net cash used in investing activities	$(5,293,333)	$(5,877,966)
Net cash provided by financing activities	$7,921,427	$-
Effect of exchange rate changes on cash	$5,130	$(2,311)
Net increase in cash	$2,854,854	$117,690
Cash, beginning of period	$362,810	$738,591
Cash, end of period	$3,217,664	$856,281

Operating activities

Net cash provided in operating activities was $0.22 million for the three months ended March 31, 2011, as compared to net cash provided by operating activities of $6.0 million for the three months ended March 31, 2010. Although there was an increase of approximately $1 million in net income, this gain was reduced by a $3.4 million increase in accounts receivable, an increase of $2.3 million in inventory, a decrease of $5.8 million in accounts payable, a decrease of $1.8 million in customer deposits, a decrease of $6.1 million in other payables and accrued expenses for the repayment of payables. Accounts receivable increased during the three months ended March 31, 2011 mainly as a result of the significant increase in revenue by over $6.1 million compared to the same period in 2010. The $3.1 million increase in inventory during the first quarter of 2011 is attributable to increased inventory and raw materials purchases in anticipation of the development of our sales network throughout the national China market. Customer deposits decreased during the first quarter of 2011 due to an increase in delivered orders; corresponding deposits were recognized into revenue.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2011 was $5.3 million, as compared to $5.9 million for the three months ended March 31, 2010. The net cash used in investing activities during the three months ended March 31, 2011 is primarily due to Company’s prepayment of $6.5 million for a property under construction for the expansion of its facilities. The net cash used in investing activities during the comparative period in 2010 was a result of our purchase of land use rights to 2,250 hectares (approximately 22.5 square kilometers) of forest land for $5.9 million during the three months ended March 31, 2010.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2011 was $7.9 million, as compared to $0 for the three months ended March 31, 2010. The increase in net cash provided by financing activities was primarily due to a loan from China Merchant Bank for $3.9 million, and two loans from the Guiyang City Nanming Rural Credit Cooperative Bank for $3.8 million and $4.0 million, respectively.

During the quarter ended March 31, 2011, the Company repaid $2.9 million amount due to Mr. Yulu Bai for the purchase cost of the forestry land use right that Mr. Bai had paid on behalf of the Company.

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

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event a material trend develops, we believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, including loans, to meet our expected capital expenditure and working capital for the next 12 months. In the future we may also require additional cash resources due to changed business conditions or acquisitions that we may decide to pursue. In addition, because substantially all of our revenues are generated from our indirect PRC subsidiaries, Aosen Forestry and Silvan Flooring, the ability of our PRC subsidiaries to make dividends and other payments to us is subject to the PRC dividend restrictions. Current PRC law permits payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of their registered capital. Allocations to the statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As we disclosed above, our PRC subsidiaries did not allocate their after-tax profits to the statutory general reserve fund pursuant to the PRC regulations. We had allocated an aggregate of aggregate of RMB10,380,366 (approximately $1.6 million) to our fund as of September 30, 2011.

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

Obligations under Material Contracts

The table below sets forth our contractual obligations as of March 31, 2011.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$15,372,673	$7,610,234	$7,762,439	$-	$-
Due to Related Companies	-	-	-	-	-
Operating Lease Obligations	146,023	30,519	115,504	-	-
Capital Expenditures	3,069,276	3,069,276	-	-	-
Purchase Obligations	1,409,032	1,409,032	-	-	-
Total	$19,997,004	$12,119,061	$7,877,943	$-	$-

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

  CCG Investor Relations Partners LLC, or CCG, the Company’s investor relations firm, was issued a warrant to purchase up to 60,000 shares of the Company’s stock, at a price of $4.00 per share, pursuant to the terms and conditions of an engagement letter agreement, dated December 15, 2010, between the Company and CCG. The warrant has a term of 5 years and expires on December 15, 2015. CCG had not exercised the warrant and had not purchased any shares of the Company’s stock.

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

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of March 31, 2011 due to the material weakness described below, we believe that the consolidated financial statements included in this report correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

Date: December 16, 2011

SILVAN INDUSTRIES, INC.

By: /s/ Yulu Bai
Yulu Bai
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jiyong He
Jiyong He
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)