Form 10-Q/A
period 2011-09-30
Silvan Industries, Inc.
filed 2012-02-28
CIK 1373683

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

CHINA FORESTRY INDUSTRY GROUP, INC.
               _________________________________________________________________
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

Yes [   ]   No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 17, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	30,000,000

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") hereby amends our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, previously filed with the Securities and Exchange Commission (the "Commission’) on November 21, 2011 (the "Original Filing"). This Amendment is being filed in response to comments by the staff of Commission in connection with its review of the Original Filing.

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

i

PART I
FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS.

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

Loan Commitments

As of September 30, 2011, the amount, maturity date and term of each of our bank loans were as follows:

		Interest
Bank	Amount*	Rate	Maturity Date	Duration
China Merchant Bank	$3,913,282	8.484%	March 7, 2012	1 year
Xingyi City Rural Cooperative Bank	3,756,751	8.715%	April 29, 2012	1 year
Bank of Chongqing	3,130,625	7.572%	June 28, 2012	1 year
Xingyi City Rural Cooperative Bank	782,656	9.5667%	August 2, 2012	1 year
Guiyang City Nanming Rural Credit Cooperative Bank	3,913,282	8.775%	November 18, 2012	22 months
Guiyang City Nanming Rural Credit Cooperative Bank	4,069,813	8.775%	January 18, 2013	2 years
Total	$19,566,409
* Calculated based on the exchange rate of $1 = RMB 6.3885

Four of the above loans were guaranteed by other entities. On March 7, 2011, Guizhou Huacheng Real Estate Co., Ltd. (“Guizhou Huacheng”) entered into a pledge agreement with Guiyang Branch, China Merchant Bank (“China Merchant Bank”) to guarantee a loan of $3.9 million that we borrowed from China Merchant Bank. Guizhou Huacheng used its pledged property to guarantee our repayment of the loan principal and accrued interests. The term of the pledge is from March 3, 2011 to September 2, 2012. During the term of this agreement, Guizhou Huacheng has the obligation to submit the title and other ownership certificates of the pledged property to Chongqing Bank and maintain the pledged property in good condition. Our director, Yudong Ji is the Chairman of Guizhou Huacheng. No payment was made by us to Guizhou Huacheng for the guarantee.

On June 29, 2011, Guizhou Huacheng entered into a pledge agreement with Guiyang Branch, Bank of Chongqing (“Chongqing Bank”) to guarantee a loan of $3.1 million that we borrowed from Chongqing Bank. Guizhou Huacheng pledged its property to guarantee our repayment of the loan principal and accrued interests. During the term of this agreement, Guizhou Huacheng has the obligation to submit the title and other ownership certificates of the pledged property to Chongqing Bank and maintain the pledged property in good condition. No payment was made by us to Guizhou Huacheng for the guarantee.

On July 4, 2011, certain of our officers and directors, including Yulu Bai,Yudong Ji, Yi Zeng and Bei Shi also entered into a guarantee agreement with Chongqing Bank to guarantee the loan of $3.1 million that we borrowed from Chongqing Bank. The term of the guaranty is from July 4, 2011 to June 28, 2014. If we fail to repay the principal and accrued interests pursuant to our loan agreement with Xingyi Bank, these individual guarantors will have the joint and several liability to pay off the loan.

On April 30, 2011, Guizhou Dingshengxin Guarantee & Investment Co., Ltd., Xi’nanzhou Branch (“Dingshengxin”) entered into a guarantee agreement with Guizhou Xingyi Rural Cooperative Bank (“Xingyi Bank”) to guarantee a loan of $3.8 million that we borrowed from Xingyi Bank. The term of the guaranty is from April 30, 2011 to April 29, 2014. If we fail to repay the principal and accrued interests pursuant to our loan agreement with Xingyi Bank, Dingshengxin will have the joint and several liability to pay off the loan. We paid approximately $0.17 million to Dingshengxin for the guarantee.

On August 3, 2011, Dingshengxin entered into a guarantee agreement with Xingyi Bank to guarantee a loan of $0.8 million that we borrowed from Xingyi Bank. The term of the guaranty is from August 3, 2011 to August 3, 2014. If we fail to repay the principal and accrued interests pursuant to our loan agreement with Xingyi Bank, Dingshengxin will have the joint and several liability to pay off the loan. We paid approximately $36,000 to Dingshengxin for the guarantee.

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

PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

10.1	English Translation of Loan Contract, dated February 25, 2011, by and between China Merchant Bank Co., Ltd. Guiyang Branch and Qian Xi Nan Aosen Forestry Company, Limited.

10.2	English Translation of Working Capital Loan Contract, dated April 30, 2011, by and between Guizhou Xingyi Rural Cooperative Bank and Qian Xi Nan Aosen Forestry Company, Limited.

10.3	English Translation of Working Capital Loan Contract, dated June 29, 2011, by and between Guiyang Branch, Bank of Chongqing Co., Ltd. and Qian Xi Nan Aosen Forestry Company, Limited.

10.4	English Translation of Working Capital Loan Contract, dated August 3, 2011, by and between Guizhou Xingyi Rural Cooperative Bank and Qian Xi Nan Aosen Forestry Company, Limited.

10.5	English Translation of Working Capital Loan Contract, dated January 19, 2011, by and between Guiyang Nanming District Rural Credit Cooperative Bank, Xinhu Lu Branch and Qian Xi Nan Aosen Forestry Company, Limited.

10.6	English Translation of Working Capital Loan Contract, dated January 19, 2011, by and between Guiyang Nanming District Rural Credit Cooperative Bank, Xinhu Lu Branch and Qian Xi Nan Silvan Flooring Company, Limited.

10.7	English Translation of Pledge Agreement, dated March 7, 2011, by and between China Merchant Bank Co., Ltd. Guiyang Branch and Guizhou Huacheng Real Estate Co., Ltd.

10.8	English Translation of Pledge Agreement, dated June 29, 2011, by and between Guiyang Branch, Bank of Chongqing and Guizhou Huacheng Real Estate Co., Ltd.

10.9	English Translation of Guarantee Agreement, dated July 4, 2011, by and among Guiyang Branch, Bank of Chongqing, Ji Yudong, Zeng Yi, Bai Yulu and Shi Bei.

10.10	English Translation of Guarantee Agreement, dated April 30, 2011, by and between Guizhou Xingyi Rural Cooperative Bank and Guizhou Dingshengxin Guarantee & Investment Co., Ltd., Xi’nanzhou Branch.

10.11	English Translation of Guarantee Agreement, dated August 3, 2011, by and between Guizhou Xingyi Rural Cooperative Bank and Guizhou Dingshengxin Guarantee & Investment Co., Ltd., Xi’nanzhou Branch.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2012

SILVAN INDUSTRIES, INC.

By: /s/ Yulu Bai
Yulu Bai
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jiyong He
Jiyong He
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)