Form 10-K
period 2011-12-31
Silvan Industries, Inc.
filed 2012-04-16
CIK 1373683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [_]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [_]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated Filer [_]
Non-Accelerated Filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes [_]    No [X]

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the OTCQB Marketplace) was approximately $65.9 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 30,020,000 shares of the registrant’s common stock outstanding as of April 12, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

  the “Company,” “we,” “us,” and “our” refer to the combined business of Silvan Industries and its subsidiaries, Bingwu Forestry, Aosen Forestry, Silvan Flooring and Silvan Touch;

  “Silvan Industries” refers to Silvan Industries, Inc., a Nevada corporation;

  “Bingwu Forestry” refers to China Bingwu Forestry Group Limited, a Hong Kong company;

  “Aosen Forestry” refers to Qian Xi Nan Aosen Forestry Company, Limited, a PRC company;

  “Silvan Flooring” refers to Qian Xi Nan Silvan Flooring Company, Limited, a PRC company;

  “Silvan Touch” refers to Guiyang Silvan Touch Flooring Co., Limited, a PRC company

  “Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “PRC” and “China” refer to the People's Republic of China;

  “SEC” refers to the Securities and Exchange Commission;

  “Exchange Act” refers the Securities Exchange Act of 1934, as amended;

  “Securities Act” refers to the Securities Act of 1933, as amended;

  “Renminbi” and “RMB” refer to the legal currency of China; and

  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

PART I

ITEM 1. BUSINESS.

Business Overview

Through our wholly-owned PRC operating subsidiaries, we produce and sell floor materials and related products to residential and commercial customers in China. Our product lines include laminate flooring and fiber floor boards that are manufactured in a variety of colors, dimensions and designs.

The primary raw material used in our products is wood, which we currently procure from third party suppliers. We expect that commencing in late 2015 or early 2016 we will be able to procure approximately 20% of our wood from our 2,250 hectares (approximately, 22.5 km2) of fir forest in Guizhou Province.

Our manufacturing facility in Qianxinan, Guizhou Province has an annual production capacity of six million square meters of laminate flooring and 75,000 cubic meters of industrial fiber boards. We are constructing two new manufacturing facilities next to our current facility to expand our laminate flooring production line and industrial fiber board production line. We expect this expansion will increase our overall capacity to 200,000 cubic meters of fiber boards and 12 million square meters of laminate floor. We have obtained the land use rights for this new facility in 2011 and, based on our current production schedule, we expect the manufacturing facility for laminate flooring and industrial fiber boards to be completed by late-2012 and late-2013, respectively.

We market and sell our products through seven branch offices and approximately several hundred specialty retail flooring stores, concentrated mostly in southwestern China. We also sell some of our products through eight retail stores which we refer to as “flagship” stores because they are generally larger and better equipped with samples, promotional material and product inventory, as compared to regular retail stores, and as a result, they are better promote our image and the quality of our products. We are also seeking commercial arrangements for the sale of our products through home supply stores, such as our recent agreement to sell our products at Red Star Macalline Furniture Mall’s Guiyang store. Red Star Macalline Furniture Mall is a large home products supply store chain in China, similar to Home Depot and Lowe’s in the U.S., with over 30 malls and stores across China. We believe that home supply stores are an important channel for the sale of building/home renovation materials and we plan to increase our efforts to work with more home supply stores in the future.

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

On October 3, 2011, we changed our name to “Silvan Industries, Inc.” to more accurately reflect our marketing and branding strategy.

Reverse Acquisition of Bingwu Forestry

On November 1, 2010, we completed a reverse acquisition transaction with Bingwu Forestry, and Ms. Ren Ping Tu, its sole shareholder and the wife of Mr. Yulu Bai, the founder of Bingwu Forestry’s PRC subsidiary, pursuant to which we acquired 100% of the issued and outstanding capital stock of Bingwu Forestry in exchange for 20,500,000 shares of our common stock, which constituted 68.33% of our issued and outstanding capital stock on a fully-diluted basis, as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Bingwu Forestry became our wholly-owned subsidiary and Ms. Tu became our controlling stockholder. For accounting purposes, the reverse acquisition transaction with Bingwu Forestry was treated as a reverse acquisition, with Bingwu Forestry as the acquirer and Silvan Industries as the acquired party.

As a result of the reverse acquisition, our business operations became the business and operations of Bingwu Forestry and its PRC subsidiaries. Bingwu Forestry serves as a holding company that owns 100% of Aosen Forestry, which in turn owns 100% of Silvan Flooring.

Background and History of Subsidiaries

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

On May 17, 2010, Mr. Bai entered into an option agreement with Ms. Ren Ping Tu, pursuant to which Mr. Bai was granted an option to acquire Ms. Tu’s shares in Bingwu Forestry, including any shares delivered to Ms. Tu in exchange for her ordinary shares, in a future merger, reorganization, consolidation, sale or other disposition of the Bingwu Forestry’s securities, for an exercise price of $2,500,000. Mr. Bai exercised this option in whole on September 6, 2011 and acquired all of the shares of common stock owned by Ms. Tu. As a result, he became our largest stockholder.

Aosen Forestry was established in the PRC on November 22, 2004 for the primary purpose of engaging in the manufacturing and sale of fiber boards. On May 18, 2010, pursuant to a restructuring plan intended to ensure compliance with regulatory requirements of the PRC, the original shareholders of Aosen Forestry, including our Chairman and CEO, Mr. Bai, entered into an equity transfer agreement with Bingwu Forestry, pursuant to which the shareholders transferred all of their equity interests in Aosen Forestry to Bingwu Forestry for a purchase price of $2,488,471. As a result, Aosen Forestry became the 100% owner of Bingwu Forestry.

On October 22, 2007, Aosen Forestry established Silvan Flooring as a 55% majority-owned joint venture with Guizhou Silvan Touch Wooden Co., Limited, or GST, the 45% minority holder, which was 94.3% owned and controlled at the time by Mr. Yulu Bai, our Chief Executive Officer and Aosen Forestry’s General Manager at the time. Silvan Flooring was established for the purpose of engaging in the manufacturing and sale of wood flooring, furniture and decorations. On May 8, 2009, Aosen Forestry acquired GST’s minority interest in Silvan Flooring from GST and Silvan Flooring thereby became Aosen Forestry’s wholly-owned subsidiary. GST no longer holds any equity interest in Silvan Flooring. On May 28, 2010, Mr. Bai sold his entire ownership interest in GST and no longer holds any equity interest in GST.

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

On March 24, 2011, Aosen Forestry established Silvan Touch in the PRC in order to expand our sales channels. Silvan Touch’s principal activity is the wholesaling of wood flooring, furniture and decorations.

Our Corporate Structure

All of our business operations are conducted through our Chinese operating subsidiaries, Aosen Forestry, Silvan Flooring and Silvan Touch. The chart below presents our current corporate structure.

Our Growth Strategy

We believe that China’s growing urban residential housing market creates a significant growth opportunity on which we intend to capitalize by utilizing the following strategies:

  significantly expand our flagship stores and our sales network during the next two years;
  enhance brand awareness through strategic marketing campaigns, initially focusing in southwestern China;
  increase fiber board production capacity of our current facility from 75,000 cubic meters to 200,000 cubic meters in the next 21 months and double our laminate floor production capacity to 12 million square meters in the next 9 months;
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

Fiber Boards - We manufacture high density industrial fiber boards and plywood overlays which sell mainly to industrial customers. Our fiber board products come in a variety of wood and designs as shown below

For the year ended December 31, 2011, 84% of our revenue was from the sale of laminated flooring products and 16% from the sale of fiber boards.

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

Production

We produce flooring products at our manufacturing facility which is located in Qianxinan, Guizhou province and has annual production capacity of six million square meters of laminate flooring and 75,000 cubic meters of industrial fiber boards. We are constructing new manufacturing facility that we expect will increase our overall capacity to 200,000 cubic meters of fiber boards and 12 million square meters of laminate floor. We have obtained the land use rights for this new facility and, based on our current production schedule, we expect the manufacturing facility for laminate flooring and industrial fiber boards to be completed by late 2012 and late 2013, respectively.

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

GB13271—2001 is China’s national “Boiler Gas Emission Standard” issued on November 12, 2001 by the Ministry of Environmental Protection and the General Administration of Quality Supervision, Inspection and Quarantine, and effective since January 1, 2002. This standard sets the maximum allowable emission limits of flue dust, flue gas blackness and SO2 of coal-fueled boilers with capacity <0.7MW(1t/h) and the maximum allowable emission limits of flue dust, flue gas blackness, SO2 and NOx of oil-burning and gas-burning boilers. We satisfy the requirements from requirements from section type II of GB13271—2001, which limits powder level <200 mg / cubic meter, SO2 level <900 mg / cubic meter. During abnormal operating conditions, our production system keeps the powder level <188 mg / cubic meter and SO2 level < 800 mg / cubic meter, both within the requirement of GB13271—2001.

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

Pursuant to the joint management agreements discussed below, we intend to plant trees on a land of 43.2 km2 for our future raw materials use. Due to cash flow constraints, we have decided to reinvest our 2012 cash inflow into our daily operation and halt our capital expenditure in developing the forest land. In the meantime, we will discuss with government, forest developers and companies which may have interest in planting trees with us to encourage them to invest in the forest land development. Depending on our cash flow situation, we expect to resume our forest land development and planting in 2013. Our long-term goal is to ultimately develop and have access to raw materials from approximately 333.5 km2 of forestry land using this joint-management approach.

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

Below is a list of our top customers for the year ended December 31, 2011:

	Company	Region	% of Revenue
1	Guizhou Shuanghe Industrial & Trading Co., Ltd	Guizhou	74.5%
2	Kunming Xing Hong Building	Kunming	14.0%

For the year ended December 31, 2011, sales generated from Guizhou Shuanghe Industrial & Trading Co., Ltd (“Guizhou Shuanghe”) and Kunming Xing Hong Building Materials Co., Ltd amounted to 88.5% of total revenue, and sales to Guizhou Shuanghe, our largest single customer, amounted to 74.5% of total revenue during the period. We did not enter into long-term contracts with these customers and therefore cannot be certain that sales to these customers will continue. The loss of our largest customers would likely have a material negative impact on our revenue and business.

Competition

Competition in the flooring industry is based primarily on product quality, pricing, and perceived brand quality. Currently, the flooring market is very fragmented with dozens of companies of various sizes. We believe that no single company in China holds more than 15% of the market share in the flooring industry. Competition tends to be regionally concentrated due to high transportation and distribution costs. Our primary competition comes from domestic companies such as PowerDekor, SDF, and Der International Flooring Ltd, or Der.

The quality of our products is similar to most of our competitors, however, some of our competitors charge higher prices due to a higher perceived brand value. Other competitors focus more heavily to consumers and are present in larger numbers of distribution outlets.

We believe that having our own regenerative source of raw materials will afford us a competitive advantage in terms of securing long-term raw materials, maintaining reasonable margins, and ensuring continued production. A key business risk in the wood-based flooring industry is the continued availability of reasonably priced raw materials without which flooring companies could experience business interruptions. As a result, we believe that our control of a significant portion of our own future raw material supply via our land use rights to forestry land is a key advantage in our future operations and growth. In addition, we will practice reforestation by planting of fast growing eucalyptus trees on our forest land to replenish raw material sources, which we expect will lead to constant forest regeneration. These rapid growth trees could be harvested 5 years after the initial planting by cutting the trunks and leaving the roots in place. The trees usually grow again from the roots and may be harvested within another 5 years. With this method we will be able to plant such trees at 10-year intervals and harvest twice during each 10-year period. Due to cash flow constraints, our original tree-planting schedule on our own regenerative forest land has been delayed to date, but we expect to commence planting during 2013. Barring any unforeseen difficulties with the growth rate of our crop, we expect to commence harvesting raw materials from this land by late 2017 or early 2018. We expect to procure approximately 20% of our raw materials needs during the first quarter of harvesting from our regenerative forest land.

We have entered into joint management agreements with 11 villages representing a total of 408 local farmers to look after and maintain the forest land covered under these agreements. All pieces of the land are located at Zhenfeng County, Guizhou Province. According to the agreements, which have a 30-year term, the villages continue to hold the land use rights and have the obligations to maintain the forest land, including planting, cultivation, pest control, fertilization and other maintenance activities. Under the joint management agreements, the first stage of cultivation of the land includes planting trees on a piece of land of 43.2 km2. Due to plans of reinvesting our cash flow into daily operation, we will halt capital investment in the forest land development in 2012, this cultivation has been delayed to date, but we expect to commence planting in 2013, and to harvest trees from this land by early 2016. In exchange, we agree to provide the villages with technological guidance, as well as with the funding to purchase young trees and fertilizers as necessary for maintaining and reforesting the land, and to cover expenses related to harvesting, transportation, taxes and other costs of sale. In addition, we will receive 80% of the profits generated from the forest land and the villages will retain the remaining 20%. Either party may sue the other party for breach of contract if the other party fails to fulfill its obligations according to the agreements. The agreements are not required to be registered with any PRC governmental authority. Since we have not yet planted or harvested from this forest land, only minimal costs have been incurred by, and no revenue has resulted from, these agreements. For the year ended December 31, 2011, no such expenses were incurred.. We plan to record 100% of the revenue generated from the sale of raw materials procured from such land upon the sale of such raw materials. Expenses related to plantation, management and harvesting, and the 20% pro-rata share of the profits deliverable to our local partners pursuant to the agreements would be recorded as the cost of goods sold.

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

Sales and Marketing

We market our products at seven branch offices and eight flagship stores, and through 583 contracted flooring specialty retail stores that are concentrated mostly in southwestern China. Of the stores, 303 are located in Guizhou province,64 in Yunnan province, 52 in the Guangxi Zhuang Autonomous Region, 10 in Chengdu province, 70 in Chongqing, 41 in Hainan province and 43 in Shanghai province. All of our branch offices have been registered with appropriated local government authorities. We plan to gradually expand our presence beyond southwest China and are working to develop the central China (Henan province) and northwestern China (Shaanxi province) markets. We are also evaluating the Southeast Asian, Australian, and North American markets for future expansion opportunities.

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

Over 70% of our total flooring sales are made through distributors who are critical to our overall success. To encourage this trend, we have created a standardized approach to quickly recruit and train distributors on how to effectively sell our products. In addition, we provide ongoing training sessions to continuously develop our distributors’ capabilities to ensure long term success.

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

Research and Development

We do not have a research and development center or a dedicated research and development team. Approximately 10% of our employees are members of our technical staff, who focus on maintaining and improving the production procedures and develop new products.

Intellectual Property

Aosen Forestry currently holds the following utility model patents from in China:

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

Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. See Item 1A “Risk factors—Risks Related to Our Business—Our inability to protect our intellectual property may prevent us from successfully marketing our products and competing effectively.”

Employees

As of December 31, 2011, we employed a total of 298 employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Management, Financial, and Administrative Office	54
Production	137
Sales and Marketing	77
Technical Staff	12
Security*	2
Cafeteria	4
Logistics	9
Housing Management	3
Total	298

*We store certain amounts of raw materials, such as wood and wood byproducts, along with work-in-progress, in both indoor and outdoor warehouses. Such stored raw materials and work-in-progress require round-the-clock security to guard against hazards such as fire. We also provide round-the-clock security at our employee dormitories for the safety of our resident employees. The foregoing uses of security personnel are usual and customary in our industry in China.

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

Permits and Certificates

We operate in an industry with mature regulatory standards. In order to continue our operations, we are required to maintain the following manufacturing and operational licenses and certifications:

Permit/Certification	Issuing Authority	Permit/Certification Holder	Effective Date	Expiration/Term
National Industrial Product Production Permit	PRC State Administration for Quality Supervision and Inspection and Quarantine	Aosen Forestry and Silvan Flooring	September 29, 2007 (Aosen Forestry) and September 8, 2010 (Silvan Flooring)	Expires on September 28, 2012 (Aosen Forestry) and September 7, 2015 (Silvan Flooring)
Quality Management System Authentication Certificate (consistency with ISO9001:2000 and GB/T19001-2000)	China Quality Authentication Center	Aosen Forestry	March 18, 2008	Expires on May 30, 2014
Measurement Management System Authentication Certificate (consistency with GB/T19022-2003 and ISO10012-2003)	Zhongqi Measurement System Authentication Center	Aosen Forestry	July 8, 2008	Expires on July 7, 2012

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

Permit/Certification	Issuing Authority	Permit/Certification Holder	Effective Date	Expiration/Term
Environment Management System Authentication Certificate	China Quality Authentication Center (consistency with the standards of ISO14001:2004 and GB/T24001-2004)	Aosen Forestry	April 3, 2008	Expires on May 22, 2014
Emission Certification	Guizhou Dingxiao Economic Development District Environment Protection Agency (EPA)	Aosen Forestry	May 24, 2010	May 24, 2013
Radiation Safety Certification	Environment Protection Agency (EPA) of Guizhou Province	Aosen Forestry	January 8, 2007	Renewal pending

Patent Protection in China

The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to most of the world's major intellectual property conventions, including:

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

Implementation of PRC intellectual property-related laws has historically been lacking, primarily because of ambiguities in PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other developed countries. See Item 1A “Risk Factors—Risks Related to Our Business—Our inability to protect our intellectual property may prevent us from successfully marketing our products and competing effectively.”

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

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization's global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A “Risk Factors—Risks Related to Doing Business in China—Under the New Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

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

During 2011 and 2010, we reinvested our available capital on the development of the Company and did not distribute any dividends to shareholders during this period. We plan to keep reinvesting any available capital in the Company for the foreseeable future. As a result, we did not allocate the required 10% of our after-tax profit to the statutory general reserve fund during 2010 or prior years and did not hold shareholder meetings to distribute this fund. As of December 31, 2011, we funded the statutory general reserve fund by catching up the balance from previous years and for 2011.

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

As we stated under Item 1A “Risk factors—Risks Related to Doing Business in China—Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiary's ability to distribute profits to us or otherwise materially adversely affect us,” we have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, many of the terms and provisions in Circular 75 remain unclear and implementation by central SAFE and local SAFE branches of Circular 75 have been inconsistent since their adoption. Therefore, we cannot predict how Circular 75 will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

Mergers and Acquisitions

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the 2006 M&A Rule, which became effective on September 8, 2006, and was amended in 2009. According to the 2006 M&A Rule, a “Round-trip Investment” is defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). Under the 2006 M&A Rule, any Round-trip Investment must be approved by MOFCOM and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

On May 17, 2010, our Chairman and CEO, Mr. Yulu Bai, entered into an option agreement with Ms. Ren Ping Tu, pursuant to which Mr. Bai was granted an option to acquire 20,500,000 shares our common stock currently owned by Ms. Tu, for an exercise price of $2,500,000. On September 6, 2011, Mr. Bai exercised this option and became our largest stockholder. His acquisition of our equity interest is required to be registered with the AIC in Beijing. Mr. Bai will also be required to make filings with the Beijing SAFE, to register the Company and its non-PRC subsidiaries to qualify them as SPVs, pursuant to Circular 75. Mr. Bai is in the process of registering his acquisition with the AIC and SAFE.

We were advised by our PRC counsel that our acquisition of Aosen Forestry does not constitute a Round-trip Investment. The opinion of our PRC counsel, however, was based on the express, but not detailed language of the 2006 PRC Provisions on the Acquisition of Domestic Enterprises by Foreign Investors, also known as Circular 10, which deal with round trip investments in Article 11. That Article requires that approvals from the national-level MOFCOM be obtained in situations where a PRC person or company acquires, in the name of a foreign company established or controlled by it, a domestic PRC company with which it is connected. Article 11 also contains a general warning against “circumventing” this requirement by use of a foreign invested entity established in the PRC “or other means.”

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

As we stated below under Item 1A “Risk factors—Risks Related to Doing Business in China—Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of Aosen Forestry constitutes a Round-trip Investment without MOFCOM approval,” although we have been advised by competent counsel that the acquisition of Aosen Forestry by Bingwu Forestry complied with the requirements of Circular 10, the law and the regulations in China are not well settled, and it is at least possible that the PRC authorities could reach a conclusion contrary to the one reached by our PRC counsel.

Insurance

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, we are subject to business and product liability exposure. See Item 1A “Risk Factors—Risks Related to Our Business—We have limited insurance coverage in China.”

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

RISKS RELATED TO OUR BUSINESS

We depend upon commercial relationships with two major customers for a significant portion of our revenue, and we cannot be certain that sales to these customers will continue. If sales to these customers do not continue, then our sales may decline and our business may be negatively impacted.

We currently supply our wood flooring products to two major customers in the Chinese domestic market. For the year ended December 31, 2011, sales generated from Guizhou Shuanghe and Kunming Xing Hong Building Materials Co., Ltd. amounted to 88.5% of total revenue, and sales to Guizhou Shuanghe, our largest single customer, amounted to 74.5% of total revenue during the period. We do not enter into long-term contracts with these customers and therefore cannot be certain that sales to these customers will continue. The loss of our largest customers would likely have a material negative impact on our revenue and business.

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

Historically, our principal sources of funds have been cash flows from operations and borrowings from banks and other institutions. Our commercial short term bank loans totaled $16,198,789 as of December 31, 2011. Under our credit agreements with the banks, we are subject to typical commercial loan covenants, such as using the funds in a way set forth in the credit agreements, paying loan interests timely and not using company assets to provide guarantee to a third party without the creditor’s prior consent. Our operating and financial performance may generate less cash and result in our failing to comply with our credit agreement covenants. We were in compliance with these covenants during the 2011 fiscal year, however, our ability to remain compliant in the future will depend on our future financial performance and may be affected by events beyond our control. There can be no assurance that we will generate sufficient earnings and cash flow to remain in compliance with the credit agreement or that we will be able to obtain future amendments to the credit agreement to avoid a default. In the event of a default, there can be no assurance that we could negotiate a new credit agreement or that we could obtain a new credit agreement with satisfactory terms and conditions within a reasonable time period.

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

Our manufacturing facility in Qianxinan, Guizhou province, has an established annual production capacity of 6 million square meters of laminate flooring and 75,000 cubic meters of industrial fiber boards. We have begun construction of new manufacturing facility that we expect will increase our overall capacity to 200,000 cubic meters of fiber boards and 12 million square meters of laminate floor. We expect to complete the new facility for laminate flooring and industrial fiber boards by late 2012 and late 2013, respectively. We expect to incur significant costs in connection with the expansion of our business, and any failure to successfully implement our expansion plans may materially and adversely affect our business, financial condition and results of operations.

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

We intend to develop and produce new flooring products. The launch and development of new products involve considerable time and commitment which may exert a substantial strain on our ability to manage our existing business and operations. We cannot ensure that our research and development capacity and capability is sufficient to develop any marketable new products or that any income will be generated from such new products. If we are not able to develop and introduce new products successfully, or if our new products fail to generate sufficient revenue to offset our research and development costs, such failure could lead to wasted resources and our business, financial condition and operating results could be adversely affected. An element of our strategy for growth also envisages us selling existing or new products into new markets. There is no guarantee that we will be successful in executing our strategy for growth and our failure to execute our growth strategy successfully may have a material and adverse effect on our future revenue and profitability.

We rely on distributors for the vast majority of our sales, particularly one distributor that accounted for approximately 75% and 48% of our revenue for 2011 and 2010. Our business will suffer if distributors discontinue doing business with us at historical levels and cannot be replaced.

Over 70% of our sales are made to distributors that resell our products to various end-consumers. Our largest distributor, Guizhou Shuanghe, accounted for approximately 74.5% and 47.95% of our revenue in the years ended December 31, 2011 and 2010.

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

Our future success depends in part on the contributions of our management team and key technical and sales personnel and on our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our Chief Executive Officer, Mr. Yulu Bai; our Chief Financial Officer, Mr. Jiyong He; our Chief Operating Officer, Mr. Fangping Peng; and our Chief Marketing Officer, Mr. Dongsheng Tan. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

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

Our largest stockholder, YuLu Bai, owns approximately 33.76% of our outstanding voting securities and has significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company and may reduce the price of our shares.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential stockholders could lose confidence in our financial statements, which would harm the trading price of our common stock.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under Item 9A “Controls and Procedures” of this report. We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in this annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified a material weakness relating to our need to increase our qualified accounting personnel and enhance the supervision, monitoring and reviewing of financial statements preparation processes. We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

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

Substantially all of our sales are earned by our PRC subsidiaries. However, as discussed more fully under Item 1 “Business—PRC Government Regulations—Dividend Distributions,” PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiary's ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75. Circular 75 requires PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an SPV for the purpose of engaging in an equity financing outside of China. See Item 1 “Business—PRC Government Regulations—Circular 75” for a detailed discussion of Circular 75 and its implementation.

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

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, referred to as the 2006 M&A Rule, which regulate “Round-trip Investments,” defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). See Item 1 “Business—PRC Government Regulations—Mergers and Acquisitions” for a detailed discussion of the 2006 M&A Rule.

The PRC regulatory authorities may take the view that Mr. Bai’s acquisition of our equity interest following the exercise of his option on September 6, 2011, or the Acquisition, and the reverse acquisition of Bingwu Forestry, are part of an overall series of arrangements constituting a Round-trip Investment because immediately after these transactions, Mr. Bai would become the majority owner and effective controlling party of a foreign entity that acquired ownership of our Chinese subsidiaries. The PRC regulatory authorities may also take the view that the registration of the Acquisition with the relevant AIC in Beijing and the filings with the Beijing SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the reverse acquisition and its link with the Acquisition. If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment under the 2006 M&A Rule, we cannot assure you we may be able to obtain the approval required from MOFCOM.

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

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2012 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

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

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term “indirectly transfer” is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

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

We hold 20,128 square meters of land in Xingyi, Guizhou province which houses, plants, warehousing and packaging facilities, dormitory space, administrative offices, and maintenance facilities. Our use of this land was authorized by the authorities of the Dingxiao Economic Development Zone, Guizhou province, and since that time our application for the formal land use right was forwarded to the Guizhou Province Land Resources authority for approval. However, due to differences in the planning of the Economic Development Zone and the Land Resources authorities, we have still not obtained formal land use rights for such land. The Economic Development Zone has been actively working to obtain formal approval, which they expect to receive in June 2012. Since our company was a key invitee to the Dingxiao Economic Development Zone and they are actively helping us with the land use rights application process. As a result, we do not expect our operations to be jeopardized while we await such land use rights.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTCQB market which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB market maintained by The OTC Markets, LLC. The OTCQB market is a significantly more limited market than exchanges such as the New York Stock Exchange and NASDAQ. The quotation of our shares on the OTCQB market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock on a stock exchange as soon as practicable, however, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

  our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

  changes in financial estimates by us or by any securities analysts who might cover our stock;

  speculation about our business in the press or the investment community;

  significant developments relating to our relationships with our customers or suppliers;

  stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;

  customer demand for our products;

  investor perceptions of our industry in general and our company in particular;

  the operating and stock performance of comparable companies;

  general economic conditions and trends;

  major catastrophic events;

  announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

  changes in accounting standards, policies, guidance, interpretation or principles;

  loss of external funding sources;

  sales of our common stock, including sales by our directors, officers or significant stockholders; and

  additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. For example, in July 2008, the securities markets in the United States, China and other jurisdictions experienced the largest decline in share prices since September 2001. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock may become a “penny stock” and be subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

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

We have purchased the following forestry land use rights for a total of $5,856,515 (RMB 40,000,000):

		Area
Certificate Number	Locality	(square kilometers)	Date of Issuance	Expiration Date
B520802335298	Liping County, Guizhou Province	17.34	January 8, 2010	October, 2041
B5208022556795	Liping County, Guizhou Province	5.17	January 8, 2010	October, 2041

Our corporate headquarters are located in Guiyang, Guizhou Province. We hold 20,128 square meters of land which houses plants, warehousing and packaging facilities, dormitory space, administrative offices, and maintenance facilities. Our construction on this land was authorized in 2004 by the authorities of the Dingxiao Economic Development Zone, or DEDZ, and at that time, our application for formal land use rights was forwarded to the Guizhou Land and Resources Department, or Guizhou LRD, for approval. We have been advised by the Guizhou LRD that, due to DEDZ planning changes, the Guizhou LRD had suspended the issuance of any land use rights to DEDZ residents, including us, until it could approve such planning changes. However, we understand that the Guizhou LRD has now agreed to the DEDZ planning changes and the DEDZ has been actively working to obtain formal approval for the Company, which they expect to receive in June 2012. Since our Company was a key invitee to the DEDZ and they have been actively assisting us with the land use rights application process, we do not expect our operations to be jeopardized while we await such land use rights. If we are denied land use rights or other approvals for all uses of this property, it may be resumed by the state without compensation, along with all buildings, fixtures, structures and improvements on such land. If this were to happen, our financial condition would be materially and adversely affected.

Our production facility is located over an hour’s drive away from the nearest city residential area. In order to reduce the burden of commuting and provide better benefits for our employees, we built housing for our employees’ use on the same tract of land where our production facilities are located. As of December 31, 2011, 100 employees were taking advantage of such housing. Our employee housing averages 12 square meters per apartment. Each apartment has its own bathroom, water heater, desks, chairs, beds, bedding and other basic living facilities and is usually shared by 2 employees. We have a total of 63 such apartments. As we disclosed above, since we are still in the process of applying for land use rights over the land which houses our production facilities and dormitory space, we have not received the applicable government housing permits for such housing. According to relevant Chinese laws, we are not allowed to obtain government housing permits without the land use right over the land where our employee apartments are located. We employ 3 staff members to safeguard our employee housing and our executive office buildings.

We also hold the land use rights for 3,723 square meters of office space.

We sell some of our products through eight retail stores which we refer to as “flagship” stores because they are generally larger and better equipped with samples, promotional material and product inventory, as compared to regular retail stores, and as a result, they better promote our image and the quality of our products. These flagship stores are leased from third parties and we do not have ownership of or land use rights over any of them. Currently, five of these eight stores are leased by GST or its affiliates. As we discussed above, Aosen Forestry and GST jointly formed Silvan Flooring on October 22, 2007. This joint venture arrangement has now been terminated and Aosen Forestry now owns 100% of Silvan Flooring. As a result, GST is gradually assigning these leases to us. The other three stores are leased by non GST distributors, but we have supported these three stores with funds for advertisement, decoration, samples and various promotions, and placed standard requirements on these three flagship stores. The aggregate monthly payments under these leases total $18,000, as set forth on the table below:

Store	Location	Lessor	Lessee	Space (sq.m.)	Monthly Rent	Expiration Date
Zhong Xin	Guizhou	Guizhou Military Region Logistic Dept Property Mgmt Office	GST, Guizhou Subsidiary	128 (store); 700 (warehouse)	$1,288 (store); $2,972 (warehouse)	December 31, 2013
Red Star Macalline	Guizhou	Guizhou Fuyuanmei Furniture Investment Development Co., Ltd	GST, Guizhou Subsidiary	191	$1,757	Renewal pending
Xinfa	Guizhou	Guiyang Xinfa Large Decoration Material Market	Huaneng Guo (individual, GST affiliate)	81	$652	Renewal pending
Jinyang	Guizhou	Guizhou Southwest International Decoration Showcase City Co., Ltd	Yi Ran (individual)	198	$823 April 1, 2011 - March 21, 2012	March 31, 2012
Xingyi	Guizhou	Dalin Tan (individual)	Minggang Liu (individual)	150 (store); 190 (warehouse)	$8,650	Renewal pending
Huqiu	Guangxi	Nanning Xungui Trading Co., Ltd	GST, Guangxi Subsidiary	222	$$594 (store); $402 (warehouse)	August 31, 2013
Daguanlou	Yunnan	Kunming Daguan Building and Wood Material Market	Xu Li (individual, GST affiliate)	260	$484	August 25, 2014
Nanchong	Sichuan	Nanchong Guangcai Properties Management Co., Ltd	Mingxing Wu (individual)	187	$529 in year 2; $88 in year 3	February 9, 2013

We have engaged in verbal commercial arrangements with GST and the three third-party distributors for marketing and distributing our products. They purchase products from us and resell them to consumers. However, we do not have written agreements with them.

We believe that all leased space is in good condition.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB Market and trades under the symbol “SLVA.” Historically, there has not been an active trading market for our common stock. The first trade in our stock did not occur until October 21, 2009 and from that time until the third quarter of 2010, our common stock was traded on a very sporadic basis.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2011
1st Quarter	$3.00	$1.75
2nd Quarter	7.00	1.12
3rd Quarter	7.50	3.00
4th Quarter	4.55	3.00

Year Ended December 31, 2010
1st Quarter	1.01	0.70
2nd Quarter	1.01	0.20
3rd Quarter	0.25	0.12
4th Quarter	0.25	0.04

(1)	The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

As of April 12, 2012, there were approximately 97 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2011.

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

Overview

Through our wholly-owned PRC operating subsidiaries, we produce and sell floor materials and related products to residential and commercial customers in China. Our product lines include laminate flooring and fiber floor boards that are manufactured in a variety of colors, dimensions and designs.

We market and sell our products through seven branch offices and approximately several hundred specialty retail flooring stores, concentrated mostly in southwestern China. We also sell some of our products through eight retail stores which we refer to as “flagship” stores because they are generally larger and better equipped with samples, promotional material and product inventory, as compared to regular retail stores, and as a result, they are better promote our image and the quality of our products. We are also seeking commercial arrangements for the sale of our products through home supply stores, such as our recent agreement to sell our products at Red Star Macalline Furniture Mall’s Guiyang store. Red Star Macalline Furniture Mall is a large home products supply store chain in China, similar to Home Depot and Lowe’s in the U.S., with over 30 malls and stores across China. We believe that home supply stores are an important channel for the sale of building/home renovation materials and we plan to increase our efforts to work with more home supply stores in the future.

The primary raw material used in our products is wood, which we currently procure from third party suppliers. We expect that commencing in late 2015 or early 2016 we will be able to procure approximately 20% of our wood from our 2,250 hectares (approximately, 22.5 km2) of fir forest in Guizhou Province.

Our manufacturing facility in Qianxinan, Guizhou Province has an annual production capacity of six million square meters of laminate flooring and 75,000 cubic meters of industrial fiber boards. We are constructing two new manufacturing facilities next to our current facility to expand our laminate flooring production line and industrial fiber board production line. We expect this expansion will increase our overall capacity to 200,000 cubic meters of fiber boards and 12 million square meters of laminate floor. We have obtained the land use rights for this new facility and, based on our current production schedule, we expect the manufacturing facility for laminate flooring and industrial fiber boards to be completed by late-2012 and late-2013, respectively.

2011 Financial Performance Highlights

The following summarizes certain key financial information for the 2011 fiscal year.

  Revenue: Our revenue was $36.7 million for the 2011 fiscal year, a decrease of $0.3 million, or 1%, from $37.0 million for fiscal year 2010.

  Gross profit and margin: Gross profit was 13.2 million for the 2011 fiscal year as compared to $11.7 million for fiscal year 2010. Gross margin was 36.0% for the 2011 fiscal year as compared to 31.7% for fiscal year 2010.

  Net income: Net income was $5.8 million for the 2011 fiscal year, a decrease of $3.5 million, or approximately 37.7%, from $9.3 million for fiscal year 2010.

  Fully diluted net income per share: Fully diluted net income per share was $0.19 for the 2011 fiscal year, as compared to $0.42 for fiscal year 2010.

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

  Government policies. Despite the Chinese Government’s adoption of unfavorable policies and regulation to control growth in the real estate market in China, we believe these policies will not have a negative impact on our sales. The policies are intended to control unbounded escalations in the price of real estate. We believe that the desire to purchase or renovate real estate will increase with the suppression of housing prices. From this perspective, we expect that policies to regulate housing prices will have a positive impact on the sales of our flooring products.

  Growth of China’s laminate flooring industry. According to “Investment Analysis and Forecast Report for China's wood processing industry between 2011-2015,” available at www.ocn.com.cn, at present, China is the world's largest exporter of processed wood and wood products manufacturing base. In addition, China is also one of the largest timber buyers in the world. China's annual production of fiber boards, furniture, and flooring is highly ranked in the world. In recent years, China's timber industry showing positive trend of expansion in scale due largely to three industry-wide changes: (i) transition from using natural forests to plantation-based suppliers for materials; (ii) the evolution of the business model from being focused solely on expanding production scale to one that combines scale expansion and resource conservation; and (iii) the sourcing of raw materials from both domestic and foreign markets for resources.

  The demand for wood and its products in China is expected to increase along with the economic growth. On the international landscape, China’s flooring export has been increasing over 40% annually in recent years. For example, the demand for building materials in the U.S. market is 8 times of China’s; therefore, there is significant opportunities exist for flooring export to international markets. According to prediction from UN Food and Agriculture Organization, the world demand for timber in the future will have growth in the Asia-Pacific region, especially in Asia which is in apparent economic growth.

  Expansion of our production capacity. We expect to increase our overall capacity from 75,000 to 200,000 cubic meters of fiber boards and from 6 million to 12 million square meters of laminate floor. We expect to complete this new facility in next 21 months. We expect to incur significant costs in connection with the expansion of our business, and any failure to successfully implement our expansion plans may materially and adversely affect our business, financial condition and results of operations.

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

Under the EIT Law, Aosen Forestry, Silvan Flooring and Silvan Touch were subject to an earned income tax of 25.0% for 2011 and 2010. See Item 1 “Business—PRC Government Regulations—Taxation” for a detailed description of the EIT Law and tax regulations applicable to our Chinese subsidiaries.

Results of Operations

Comparison of Years Ended December 31, 2011 and December 31, 2010

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2011 and 2010, both in dollars and as a percentage of our revenue.

	Year Ended December 31,			Year Ended December 31,
	2011			2010
		% of			% of
	Dollars	Revenue		Dollars	Revenue
Revenue	$36,684,715	100.0%		$37,042,160	100.0%
Cost of revenue	23,482,698	64.0%		25,296,696	68.3%
Gross profit	13,202,017	36.0%		11,745,464	31.7%
Operating expenses
Selling expenses	(1,373,990)	(3.8%	)	(252,042)	(0.7%	)
General and administrative expenses	(2,316,195)	(6.3%	)	(1,446,629)	(3.9%	)
Total operating expenses	(3,690,185)	(10.1%	)	(1,698,671)	(4.6%	)
Income from operations	9,511,832	25.9%		10,046,793	27.1%
Other income (expenses)
Interest income	36,391	0.1%		-	-
Interest expense	(1,590,274)	(4.3%	)	(289,408)	(0.8%	)
Other (expenses) income	(220,690)	(0.6%	)	103,411	0.3%
Value added tax refund	-	-		2,110,792	5.7%
Government grant	208,385	0.6%
Total other income (expenses)	(1,566,188)	(4.2%	)	1,924,795	5.2%
Income before income taxes	7,945,644	21.7%		11,971,588	32.3%
Income tax expense	(2,157,255)	(5.9%	)	(2,680,096)	(7.2%	)
Net income	$5,788,389	15.8%		$9,291,492	25.1%

Revenue. We generate revenue from the sales of industrial fiber boards, laminate flooring, wooden flooring, and related flooring products. Our revenue decreased slightly to $36.7 million in the year ended December 31, 2011, from $37.0 million in the year ended December 31, 2010, representing a 1.0% decrease. The decrease in revenue was mainly due to a decrease in revenue  generated by our fiber board product line as a result of decreased sales volume. The decrease in sales volume was mainly caused by the Chinese government’s policies to regulate the housing market. As a result, real property purchases and investments in real estate slowed and related industries, such as ours, were also negatively affected. The decrease in fiber board revenue was partially offset by the revenue increase in our laminate flooring line due to the expansion of our sales and distribution network. During 2011, we sold approximately 3.6 million square meters of laminate flooring products and approximately 1.9 million pieces of fiber boards, as compared to approximately 3.2 million square meters of laminate flooring products and approximately 2.8 million pieces of fiber boards during 2010. In addition, we started selling hard wood flooring products in the first quarter of 2011 and sold approximately 0.05 million square meters of hard wood flooring products in 2011. Our respective sales of laminate flooring products and fiber board products accounted for approximately 83.3% and 16.7% of our revenue for 2011, as compared to 69.4% and 30.6% for 2010.

We had increasing revenue concentration of sales with one customer, Guizhou Shuanghe in 2011. Sales to this customer accounted for 74.5% and 48.0% of our revenue for the year ended December 31, 2011 and 2010, respectively. Guizhou Shuanghe is our primary distributor in the Guizhou region. We do not expect this trend to continue. We established a distribution focused subsidiary, Silvan Touch, in March 2011. We expect Silvan Touch to gradually replace this customer to distribute our products in this region.

Cost of revenue. Our cost of revenue is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of revenue decreased by $1.8 million, or 7.2%, to $23.5 million in the year ended December 31, 2011, from $25.3 million in the year ended December 31, 2010. The decrease was generally in line with the decrease in sales volume. Cost of revenue as a percentage of revenue remain relatively consistent as we had a slight decrease from 68.3% for 2010 to 64% for 2011, primarily attributable to our fiber board product line. As a percentage of revenue, cost of revenue for our fiber board product line was 76.6% for 2010, as compared to 71.5% for 2011. The decrease was due to the fact that the percentage increase in the unit selling price of fiber boards outpaced the percentage increase in the raw material cost. The unit cost of major raw materials increased by 3.4% while the unit selling price of fiber boards increased by 10.8% . To minimize the impact of continuing rise in raw material cost, we intend to improve our manufacturing technology of this product line through our research and development efforts which we expect to result in a lower consumption of raw materials.

Gross profit and gross margin. Our gross profit is equal to the difference between our revenue and our cost of revenue. Our gross profit increased by $1.5 million, or 12.4%, to $13.2 million in the year ended December 31, 2011, from $11.7 million in the year ended December 31, 2010. Such increase in overall gross profit was mainly due to an approximately 14.8% increase in gross profit generated from sales of laminate flooring products, which more than offset an approximately 8% decrease of gross profit from sales of fiber boards. This increase in gross profit from sales of laminate flooring products is mainly attributable to its increased sales volume. Gross profit as a percentage of net revenue (gross margin) was 36% and 31.7% for the years ended December 31, 2011 and 2010, respectively. The slight increase in gross margin was primarily driven by the increased gross margin of fiber board products. Gross margins for our laminate flooring products and fiber board products were 28.6% and 28.5%, respectively, for 2011, as compared to 28.3% and 23.4%, respectively, for 2010. The improved gross margin of fiber board product line was due to the decrease in cost of revenue as noted above. The relatively stable gross margin of laminate flooring products was mainly attributable to the increase in their unit sales price and unit cost by approximately the same magnitude.

Selling expenses. Our selling expenses are comprised primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, travel expense, consulting fees and other sales related costs. Our selling expenses increased by $1.1 million, or 445.1%, to $1.4 million in the year ended December 31, 2011, from $252,000 in the year ended December 31, 2010. The increase was primarily a result of the expansion of our sales network which caused an increase in salary, travel expense, consultation fee, advertisement and exhibition expenses. Our salary expenses for 2011 increased to $707,000 as we have hired additional staff in 2011. Our advertisement and exhibition expenses for 2011 amounted to $364,000, compared to $141,000 for 2010. Due to continued efforts to promote our brand and marketing in China, we also incurred more travel and consultation expenses. Our travel expenses for 2011 amounted to $42,000, compared to $6,000 for 2010. Our consultation expenses for 2011 amounted to $111,000, compared to $0 for 2010, primarily relating to consultation on sales planning and strategy consultation.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $0.87 million , or 60.1%, to $2.3 million in year 2011, from $1.4 million in year 2010. This increase was mainly due to increases of staff related welfare expense, insurance expense, office expenses, depreciation expense and guarantee fees for our bank loans. The increases of staff related welfare expenses, insurance expenses, union fee and the office expenses were mainly due to the increase of insurance premiums and rentals in 2011. In addition, we had more staff in 2011 compared to 2010. The increase in depreciation expenses and amortization expenses was mainly due to the purchase of fixed assets, land use rights and software in 2011. In addition, we incurred $229,000 guarantee fee for our bank loans in 2011 as we borrowed additional loans from the banks to support our business expansion.

Other income (expense). We had $1. 6 million of net other expenses in the year ended December 31, 2011, as compared to net other income of $1.9 million in the year ended December 31, 2010. The $3.5 million decrease in other income was primarily due to value added tax refund of $2.1 million received in 2010 coupled with the higher interest expense of $1.3 million resulting from increased bank borrowings during 2011, as compared to $0.3 million interest expense for 2010.

Income taxes. Our income taxes decreased by $523,000, or 19.5%, to $2.2 million in the year ended December 31, 2011, from $2.7 million in the year ended December 31, 2010. The decrease was due to the decrease in our taxable income.

Net income. As a result of the cumulative effect of the foregoing factors, we generated a net income of $5.8 million in the year ended December 31, 2011, a decrease of approximately $3.5 million, or 37.7%, from $9.3 million in the year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $159,000. The following table sets forth a summary of our cash flows for the years indicated:

Cash Flows

	Year Ended December 31,
	2011	2010
Net cash (used in) operating activities	$(1,874,535)	$(1,793,366)
Net cash (used in) investing activities	(10,784,126)	(1,986,787)
Net cash provided by financing activities	12,450,306	2,389,363
Effects of exchange rate change in cash	4,958	1,015,009
Net decrease in cash and cash equivalents	(203,397)	(375,781)
Cash and cash equivalent at beginning of the year	362,810	738,591
Cash and cash equivalent at end of the year	159,413	362,810

Operating activities

Net cash used in operating activities was $1.9 million for the year ended December 31, 2011, as compared to $1.8 million net cash used in operating activities for the year ended December 31, 2010. The slight increase in net cash used in operating activities in 2011 was primarily due to a decrease of $3.5 million in net income, approximately $9.1 million cash outflow in inventory purchases which was partially offset by a corresponding increase in bills payable of $5.0 million to pay our suppliers for raw material purchases, a $6.8 million outflow in deposits and prepaid expenses primarily for deposits paid to suppliers of raw materials and goods supplies. In addition, as a result of increase in our bills payable, our cash outflow for the restricted cash balance, which serves as collaterals for bills payable, increased by $1.9 million. The significant increase in inventory during 2011 was attributable to increased purchases of inventory and raw materials in anticipation of the development of our sales network in some selected markets in China, as evidenced by our $16.4 million inventory balance as of December 31, 2011 and our $11.8 million sales order backlog.

Investing activities

Net cash used in investing activities for the year ended December 31, 2011 was $10.8 million; as compared to $2.0 million net cash used in investing activities for the year ended December 31, 2010. The increase in net cash used in investing activities was primarily due to our purchase of land use rights for approximately $2.5 million during 2011. In addition, we paid approximately $8.2 million for properties and equipment purchase for the expansion of our facilities.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2011 was $12.5 million, as compared to $2.4 million net cash provided by financing activities for the year ended December 21, 2010. The increase in net cash provided by financing activities was primarily due to increased bank borrowings of $20.0 million to fund our business expansion. Such increase was offset by repayment of two short term bank loans totaled $4.6 million that matured in 2011. In addition, we paid off $2.9 million payable to Mr. Yulu Bai for the purchase cost of the forestry land use right that Mr. Bai had paid on behalf of the Company.

Loan Commitments

As of December 31, 2011, the amount, maturity date and term of each of our bank loans were as follows:

(all amounts in U.S. Dollars)

Bank	Amount*	Interest Rate	Maturity Date	Duration
China Merchant Bank	$3,931,745	8.484%	March 7, 2012	1 year
Xingyi City Rural Cooperative Bank	3,774,475	8.715%	April 29, 2012	1 year
Bank of Chongqing	3,145,396	7.572%	June 28, 2012	1 year
Xingyi City Rural Cooperative Bank	786,349	9.567%	August 2, 2012	1 year
Guiyang City Nanming Rural Credit Cooperative Bank	3,931,745	8.775%	November 18, 2012	22 months
Bank of Guiyang	629,079	10.496%	October 14, 2012	1 year
Guiyang City Nanming Rural Credit Cooperative Bank	4,089,015	8.775%	January 18, 2013	2 years
Total	$20,287,804

* Calculated based on the exchange rate of $1 = RMB6.3585

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event a material trend develops, we believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, including loans, to meet our expected capital expenditure and working capital for the next 12 months. In the future we may also require additional cash resources due to changed business conditions or acquisitions that we may decide to pursue. In addition, because substantially all of our revenues are generated from our indirect PRC subsidiaries, the ability of our PRC subsidiaries to make dividends and other payments to us is subject to the PRC dividend restrictions. Current PRC law permits payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of their registered capital. Allocations to the statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As we disclosed above, as of December 31, 2010, our PRC subsidiaries did not allocate their after-tax profits to the statutory general reserve fund pursuant to the PRC regulations. As of December 31, 2011, we funded our statutory general reserve for the prior years’ balance as well as for the year 2011 and allocated an aggregate of RMB14,737,000 (approximately $2,279,858 million) to our fund.

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

Obligations under Other Material Contracts

In addition to the loan obligations disclosed above, we have the following material contractual obligations:

  On February 2, 2010, we entered into a financial advisory agreement to appoint Asia Regal Financial Capital Group Co., Ltd. and Shenzhen Junwei Investment and Development Co., Ltd., as financial advisors. Pursuant to the agreement, we are obligated to issue to the financial advisors 100,000 shares of common stock at $0.10 per share prior to December 31 of every year within 5 years from the quotation of our stock in the OTC markets. The agreement contains an exclusivity provision whereby we have agreed to engage them as our sole financial advisors for a 2-year period following such stock quotation and contains a $1 million liquidated damages provision for breach of such exclusivity.

  In November 2011, we entered into a settlement agreement with CCG Investor Relations (“CCG”) to terminate the service agreement with CCG. In accordance with the settlement agreement, we issued 20,000 shares of common stock and agreed to pay $40,000 in cash to CCG. We issued the 20,000 shares of common stock to CCG on December 14, 2011. As of December 31, 2011, the $40,000 was recorded in Other Payables and Accrued Expenses.

  At December 31, 2011, we have paid approximately $6.2 million of the total estimated contract cost of approximately $58.6 million to complete a new wood fiber sheet production line. The remaining $52.4 million (RMB333.2 million) will be paid after the planning of production line is finalized.

  At December 31, 2011, we have paid approximately $0.3 million of the total estimated contract cost of approximately $23.8 million to complete a wooden floor production line. As per our agreement,the remaining $23.5 million (RMB150.0 million) will be paid after the planning of production line is finalized.

  At December 31, 2011, the total cost to purchase a real estate property is approximately $9.8 million of which we have paid approximately $6.7 million. The property serves as the Guizhou office of the Company. On December 17, 2011, Aosen Forestry and Silvan Touch entered into an agreement with the property developer to assign the obligation to pay the remaining contract cost of $3.1 million (RMB20.2 million) from Aosen Forestry to Silvan Touch and Silvan Touch agreed to provide wooden flooring to this property developer in lieu of the payment of $3.1 million.

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

Basis of presentation

The consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). This basis differs from that used in the statutory accounts of our subsidiaries in the PRC, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the consolidated financial statements in accordance with US GAAP.

Principle of consolidation

The consolidated financial statements include the accounts of SLVA, CBF, QAF, QSTF and GSTF. All significant intercompany balances and transactions have been eliminated in the consolidation. The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	12/31/2011	12/31/2010
Year end RMB : USD exchange rate	6.36	6.59
Average yearly RMB : USD exchange rate	6.46	6.76

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Accumulated comprehensive income in the consolidated statements of stockholders’ equity amounted to $3,516,571 as of December 31, 2011 and $2,291,124 as of December 31, 2010.

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

The standard credit period for most of the Company’s clients is three months. Management evaluates the collectability of the receivables at least quarterly. Allowance for doubtful accounts as of December 31, 2011 and December 31, 2010 are $0 and $27,252, respectively.

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

Interest is capitalized as part of the historical cost during the construction period for qualified assets. Interest is capitalized until the asset is ready for service. Capitalized interest is determined based upon the Company’s weighted-average borrowing cost on debt for the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depreciation or impairment, along with other capitalized costs related to that asset. Interest that is qualified for capitalization is insignificant for the years ended December 31, 2011 and 2010, as such; no capitalized interest was recorded for the aforementioned periods.

Intangible assets

Intangible assets consist of land use rights which represent acquisition of land use rights of agriculture land from farmers and are amortized on the straight line basis over their respective lease periods. The lease period of agriculture land ranges from 30 years to 50 years.

Impairment of long – lived assets and intangible assets

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2011 and December 31, 2010, the Company determined no impairment charges were necessary.

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

Bills payable represent bills issued by an accepting bank in favor of the Company’s suppliers. The Company’s suppliers receive payments from the accepting bank directly upon maturity of the bills, and the Company is obliged to repay the face value of the bills to the accepting bank. These bills are interest free and generally mature six months from the date of issuance. To secure the banks’ undertakings, the Company is required to maintain deposits with such banks amounts equal to 50% to 100% of the bills’ amounts issued, such deposits are presented as restricted cash as of December 31, 2011 and December 31, 2010. Upon maturity of the bills payable, the banks deduct the bills payable amount from the restricted cash account.

Product warranties

Substantially all of the Company’s products are covered by a standard warranty of 1 year for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company provides warranty reserve for product warranties to reflect estimated material and labor costs of maintenance for potential or actual product issues but for which the Company expects to incur an obligation. Based on historically insignificant amount of warranty expense, management determined that no product warranty reserve was necessary as of December 31, 2011 and December 31, 2010.

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

Statutory Surplus Reserve

In accordance with the relevant laws and regulations of the PRC and the articles of associations of the Company, SLVA’s subsidiaries in the PRC are required to allocate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further allocation is optional.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

Recent Accounting Pronouncements

See Note 2 to our audited consolidated financial statements included elsewhere in this report

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Yulu Bai, and our Chief Financial Officer, Mr. Jiyong He, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, Mr. Bai and Mr. He determined that, as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2011 due to the material weakness described below, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011 because of the material weaknesses in our internal control over financial reporting described below.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, management concluded that we need to increase our qualified accounting personnel and enhance the supervision, monitoring and reviewing of financial statements preparation processes. We have already taken measures to remediate these material weaknesses by seeking an additional financial reporting and accounting staff member. We are currently seeking additional seasoned finance and accounting professionals and experienced financial reporting personnel with relevant knowledge in the preparation of financial statements in accordance with U.S. GAAP and financial reporting disclosure requirements under SEC rules to strengthen the accounting department. In addition, we are actively seeking a new CFO who is knowledgeable and experienced in US GAAP and SEC reporting matters. We have been interviewing potential candidates to seek for these qualified accounting staff and CFO.

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

Other than in connection with the implementation of the remedial measures described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2011, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Yulu Bai	47	Chairman and Chief Executive Officer
Jiyong He	28	Chief Financial Officer
Fangping Peng	48	Chief Operating Officer
Dongsheng Tan	36	Chief Marketing Officer
Yudong Ji	57	Director
Yi Zeng	42	Director

Mr. Yulu Bai. Mr. Bai became our Chairman and Chief Executive Officer on November 1, 2010 and has served as the General Manager of Aosen Forestry since 2004. Mr. Bai is the vice chairman of Guizhou Forestry Industry Association and vice chairman of Guizhou Small and Medium Size Private Business Credit Promotion Association. Mr. Bai holds a Bachelor’s Degree in fiber boards from Nanjing Forestry University (now called Northeastern Forestry University).

Mr. Jiyong He. Mr. He became our Chief Financial Officer on November 1, 2010, and has served as a senior finance manager at our company since September 2007. Mr. He graduated from Guizhou College of Finance and Economics in July 2007 and holds a Bachelor of Science Degree in Accounting. Mr. He lacks US GAAP experience. We are actively seeking for a CFO candidate with sufficient US GAAP experience.

Mr. Fangping Peng. Mr. Peng became our Chief Operating Officer on November 1, 2010 and has served as the Chairman of Silvan Flooring since 2004. Prior to joining us, Mr. Peng worked as a director at Chongqing Comprehensive Wood Company, from 1986 to 2004. Mr. Peng holds a Bachelor’s Degree in Artificial Boards from Nanjing Forestry University.

Mr. Dongsheng Tan. Mr. Tan became our Chief Marketing Officer on November 1, 2010 and has served as Aosen Forestry’s Director of Marketing since May 2009. Prior to joining us, Mr. Tan served as an officer at Shenzhen Zhongxu Corporate Citizenship in Action, from 2007 to 2009. Mr. Tan worked at Foshan Shunde KDS Electronics Col, Ltd as a regional sales manager from 2004 to 2006. Mr. Tan holds a Bachelor’s Degree in Marketing from Xiangtan University.

Mr. Yudong Ji. Mr. Ji became a member of our Board of Directors on November 28, 2010 and has served since July 1993 as a principal of Guizhou Huacheng Group, a company engaged in various real estate development projects. Mr. Ji was a member of the Guiyang 9th Committee of People’s Political Consulting Conference in 2004, and a member of the Guiyang 12th People’s Congress in 2007. Mr. Ji holds a Bachelor’s Degree in general management from Guizhou University of Ethnicities.

Mr. Yi Zeng. Mr. Zeng became a member of our Board of Directors on November 28, 2010. Since 1996, he has served as the general manager at Zhong Ruixin Investment Guarantee Co., Ltd., a company engaged in credit guarantee services, investment management and consulting. Mr. Zeng also serves as the vice president of Guizhou Entrepreneur Association and vice president at Guizhou Small and Medium Size Private Business Credit Promotion Association. Mr. Zeng holds Bachelor Degree’s in business management from Guizhou University in 1998.

Directors are elected until their successors are duly elected and qualified.

Except as set forth in our discussion below in Item 13 “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Director Qualifications

Directors are responsible for overseeing our business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on our Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole, but not necessarily by each director. The Board considers the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and our current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the Board considers the nominee’s judgment, integrity, experience, independence, understanding of our business or other related industries and such other factors the Board determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of our current needs and business priorities. We are a U.S. public company that produces and sells floor materials and related products to residential and commercial customers in China. Therefore, the Board believes that a diversity of professional experiences in the flooring industry in China, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and U.S. accounting and financial reporting standards should be represented on the Board.

Summary of Qualifications of Directors

Set forth below is a narrative disclosure that summarizes some of the specific qualifications, attributes, skills and experiences of our directors. For more detailed information, please refer to the biographical information for each director set forth above.

Mr. Yulu Bai. Mr. Bai is a founder of the Company and brings more than 15 years of experience in the forestry industry, in particular in the production of fiber boards. His historical knowledge of the Company and his knowledge of the forestry industry makes him qualified to serve as a Board member.

Mr. Yudong Ji. Mr. Ji has over 10 years of experience as a real estate developer. We believe his knowledge of the domestic real estate market makes him qualified to serve as a Board member.

Mr. Yi Zeng. Mr. Zeng has extensive experience in the domestic financial services industry and capital markets, especially in Guizhou province, which we believe qualifies him to serve as a member of our Board.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. In fiscal year 2011, other than a Form 4 was filed late by Mr. Yulu Bai, due to administrative oversight, all of such forms were timely filed.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Yulu Bai, Chairman and CEO	2011	9,436	-	-	9,436
	2010	5,621	-	-	5,621

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

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2011, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 12, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Jun Yue Hua Ting, Building A, 3rd Floor, Unit -1, #58 Xin Hua Road, Guiyang, Guizhou Province 550002, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Yulu Bai	Chairman and Chief Executive Officer	Common Stock	10,133,336	33.76%
Jiyong He	Chief Financial Officer	Common Stock	0	*
Fangping Peng	Chief Operating Officer	Common Stock	0	*
Dongsheng Tan	Chief Marketing Officer	Common Stock	0	*
Yudong Ji	Director	Common Stock	2,600,000	8.66%
Yi Zeng	Director	Common Stock	1,600,000	5.33%
All officers and directors as a group (6 persons named above)		Common Stock	14,333,336	47.75%
5% Security Holders
Yulu Bai		Common Stock	10,133,336	33.76%
Yudong Ji		Common Stock	2,600,000	8.66%
Qin Shi		Common Stock	2,560,000	8.53%
Horoy International Holdings Limited(3) Offshore Chambers P.O. Box 217 Apia, Samoa		Common Stock	2,000,000	6.66%
Goldenbridge Investment Holdings Limited(4) P.O.Box 3444 Road Town, Tortola British Virgin Islands		Common Stock	2,000,000	6.66%
Yi Zeng		Common Stock	1,600,000	5.33%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our Common Stock. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)

A total of 30,020,000 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 12, 2012. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Lai Hoi Man and Ms. Chan See Ting are the directors of Horoy International Holdings Limited and have voting and investment power over the securities held by it.

(4)	Mr. Jiang Yu is the director of Goldenbridge Investment Holdings Limited and has voting and investment power over the securities held by it.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2011 year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

  From time to time, Mr. Bai has loaned funds to the Company to be used as working capital. As of December 31, 2010, we owed Mr. Bai $1,527,080. The amounts were unsecured, interest free and had no fixed term of repayment. On March 23, 2011, we repaid the $1,527,080 due to Mr. Bai.

  We were obligated to repay Mr. Bai RMB 40 million (approximately, $6 million) in connection with forestry rights for the 2,250 hectares (approximately, 22.5 km2) of a fir tree forest in Guizhou Province valued at RMB 40 million (approximately $6 million), transferred from Mr. Bai to us to secure our long-term raw material needs. We initially intended to repay Mr. Bai for the rights prior to the 2010 year end. Due to the Company’s working capital needs during 2010, we only repaid Mr. Bai RMB 21,097,452 (approximately $3.2 million) during 2010. We repaid Mr. Bai the remaining RMB18,902,548 (approximately, $2.8 million) in March 2011. We did not enter into a written agreement with Mr. Bai in connection with the forestry rights transfer and repayment obligation, and there is no interest or late payment penalty in connection with the obligation.

  We have entered several loan agreements with various banks in China with an aggregate principal amount of approximately $20 million. Some loans are guaranteed by Guizhou Huacheng Group and Guizhou Dingshengxing Guarantee & Investment Co., Ltd. Our director, Yudong Ji is the Chairman of Guizhou Huacheng Group.

  In September 2010, our subsidiary Bingwu Forestry entered into a $2.4 million convertible promissory note agreement with Goldenbridge Investment Holdings Limited. Among $2.4 million of proceeds, approximately $1.96 million was wired to Mr. Bai’s personal bank account instead of Bingwu Forestry’s account because we owed Mr. Bai about $6 million for acquiring forestry rights for the 2,250 hectares of a tree forest in Guizhou Province from him in December 2009. Because approximately $0.4 million of general and administrative expenses incurred by Bingwu Forestry was later paid by Mr. Bai, we recorded approximately $1.56 million as due from Mr. Bai. In March 31, 2011, there was approximately $0.1 million of repayment from Mr. Bai to us, resulted in approximately $1.46 million due from Mr. Bai. We had a verbal agreement with Mr. Bai under which Mr. Bai agreed to repay us $1.4 million by December 31, 2011, which repayment was not made. Mr. Bai now verbally agreed to make the repayment by June 30, 2012.

  In March 2011, we extended a loan to our director Mr. Yudong Ji for approximately $148,000 (RMB 940,000). The loan matures on June 30, 2012. Due from Mr. Ji totaled approximately $148,000 as of December 31, 2011. In consultation with our Securities Counsel, Mr. Ji intends to repay the loan as soon as possible.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Audit Fees	$80,000	$21,302
Audit-Related Fees	-	1,982
Tax Fees	-	-
All Other Fees	-	67,729
TOTAL	$80,000	$91,013

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Madsen & Associates CPA’s, Inc. for our financial statements as of and for the year ended December 31, 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2012

SILVAN INDUSTRIES, INC.

By: /s/ Yulu Bai
       Yulu Bai
       Chief Executive Officer

By: /s/ Jiyong He
       Jiyong He
       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yulu Bai	Chairman and Chief Executive Officer	April 16, 2012
Yulu Bai	(Principal Executive Officer)

/s/ Jiyong He	Chief Financial Officer	April 16, 2012
Jiyong He	(Principal Financial and Accounting Officer)

/s/ Yudong Ji	Director	April 16, 2012
Yudong Ji

/s/ Yi Zeng	Director	April 16, 2012
Yi Zeng

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Madsen & Associates CPAs, Inc.

684 East Vine Street #3, Murray, UT 84107	PHONE: (801) 268-2632 FAX: (801) 268-3978

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Silvan Industries, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Silvan Industries, Inc. and subsidiaries (the Company) as of December 31, 2011 and December 31, 2010 and the consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2011 and December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (“PCAOB”). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of its operations and cash flows for each of the years in the two year period ended December 31, 2011 and December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah
April 10, 2012

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash	$159,413	$362,810
Restricted cash	3,931,745	1,972,100
Accounts receivable, net of allowance	5,986,397	5,423,123
Inventory	16,424,906	6,949,679
Deposits and prepaid expenses	17,802,694	10,557,660
Other receivables	982,308	777,236
Due from related party	1,420,065	-
Taxes recoverable	632,786	2,452,407
Deferred tax assets	137,221	-

Total current assets	47,477,535	28,495,015

Property, plant and equipment, net	16,227,013	6,352,289
Intangible assets, net	9,216,213	6,666,591
Construction in progress	5,443,862	5,304,348
Prepayment for property, plant and equipment	207,779	1,833,096

Total assets	$78,572,402	$48,651,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term borrowings	$16,198,789	$4,535,830
Accounts payable	662,490	658,206
Bills payable	7,863,490	2,730,600
Customer deposits	4,001,348	1,936,733
Other payables and accrued expenses	1,417,245	1,829,363
Due to related party	-	1,527,080
Income tax payable	4,302,891	2,501,229

Total current liabilities	34,446,253	15,719,041

Long term debt	4,089,015	-

Total liabilities	38,535,268	15,719,041

Commitment and contingencies

Stockholders’ Equity
Preferred stock: 5,000,000 shares authorized of $0.001 par value none issued and outstanding	-	-
Common stock: 100,000,000 shares authorized of $0.001 par value 30,020,000 and 30,000,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively	30,020	30,000
Additional paid-in-capital	18,079,785	17,988,805
Accumulated other comprehensive income	3,516,571	2,291,124
Retained earnings	16,130,900	12,622,369
Statutory reserve	2,279,858	-

Total stockholders’ equity	40,037,134	32,932,298
Total liabilities and stockholders’ equity	$78,572,402	$48,651,339

The accompanying notes are an integral part of the consolidated financial statements]

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years ended
	December 31,
	2011	2010
Revenue	$36,684,715	$37,042,160

Cost of revenue	23,482,698	25,296,696

Gross profit	13,202,017	11,745,464

Operating expenses
Selling expenses	1,373,990	252,042
General and administrative expenses	2,316,195	1,446,629

Total operating expenses	3,690,185	1,698,671

Income from operations	9,511,832	10,046,793

Other income (expenses)
Interest income	36,391	-
Interest expense	(1,590,274)	(289,408)
Other income	4,609	103,411
Other expenses	(225,299)	-
Value added tax refund	-	2,110,792
Government grant	208,385	-

Total other (expenses) income	(1,566,188)	1,924,795

Income before income taxes	7,945,644	11,971,588

Less: Provision for income taxes	2,157,255	2,680,096

Net income	5,788,389	9,291,492

Other comprehensive income
Foreign currency translation gain	1,225,447	1,027,837

Total comprehensive income	$7,013,836	$10,319,329

Earnings per share
- Basic	$0.19	$0.42
- Diluted	$0.19	$0.42

Weighted average shares outstanding
- Basic	30,000,932	22,083,333
- Diluted	30,000,932	22,085,833

The accompanying notes are an integral part of the consolidated financial statements

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-in	Comprehensive	Retained	Statutory	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Reserve	Equity
Balance as at January 1, 2010	20,500,000	$20,500	$13,048,135	$1,263,287	$3,330,877	$-	$17,662,799

Issue of common stock for settlement of convertible notes of CBF	4,000,000	4,000	396,000	-	-	-	400,000

Gain on extinguishment of debt related to reverse acquisition	-	-	4,400,000	-	-	-	4,400,000

Common stock issued for services rendered related to reverse acquisition	3,309,956	3,310	327,690	-	-	-	331,000

Stock offering costs - reverse acquisition	-	-	(331,000)	-	-	-	(331,000)

Common stock issued for services rendered	100,000	100	15,070	-	-	-	15,170

Recapitalization - reverse merger acquisition of CNFI	2,090,044	2,090	(2,090)	-	-	-	-

Issuance of warrant	-	-	135,000	-	-	-	135,000

Net income for the year	-	-	-	-	9,291,492	-	9,291,492

Foreign currency translation gain	-	-	-	1,027,837	-	-	1,027,837

Balance at December 31, 2010	30,000,000	30,000	17,988,805	2,291,124	12,622,369	-	32,932,298
Net income for the year	-	-	-	-	5,788,389	-	5,788,389
Foreign currency translation gain	-	-	-	1,225,447	-	-	1,225,447
Issuance of common stock	20,000	20	90,980	-	-	-	91,000
Transfer to statutory reserve	-	-	-	-	(2,279,858)	2,279,858	-

Balance at December 31, 2011	30,020,000	$30,020	$18,079,785	$3,516,571	$16,130,900	$2,279,858	$40,037,134

The accompanying notes are an integral part of the consolidated financial statements

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2011	2010
Cash flows from operating activities
Net income	$5,788,389	$9,291,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	477,477	284,335
Amortization	274,615	218,802
Settlement expense through issuance of common stock	91,000	-
Stock based compensation	-	150,170

Changes in operating assets and liabilities:

Restricted cash	(1,856,436)	(1,183,520)
Accounts receivable	(358,215)	(3,405,879)
Inventory	(9,069,582)	3,840,606
Deposits and prepaid expenses	(6,770,799)	(4,386,052)
Other receivables	(173,677)	(87,338)
Taxes recoverable	1,878,495	(2,260,103)
Deferred tax assets	(134,981)	-
Bills payable	4,950,495	1,183,520
Accounts payable	(19,558)	(7,292,572)
Customer deposits	1,960,970	1,095,425
Other payables and accrued expenses	(594,649)	(1,365,154)
Income tax payable	1,681,921	2,122,902

Net cash used in operating activities	(1,874,535)	(1,793,366)

Cash flows from investing activities
Acquisition of property, plant and equipment and construction in progress	(8,242,276)	(1,986,787)
Acquisition of intangible assets	(2,541,850)	-

Net cash used in investing activities	(10,784,126)	(1,986,787)

Cash flows from financing activities
Net proceeds from issuance of convertible notes	-	2,835,907
Repayment of short term and long term loans	(4,625,619)	(743,330)
Proceeds from short term and long term loans	19,956,683	3,777,330
Repayment of due to related party	(2,880,758)	(3,480,544)

Net cash provided by financing activities	12,450,306	2,389,363

Effect of exchange rate changes in cash and cash equivalents	4,958	1,015,009

Net decrease in cash and cash equivalents	(203,397)	(375,781)

Cash and cash equivalents, beginning of year	362,810	738,591

Cash and cash equivalents, end of year	$159,413	$362,810

Supplemental Disclosures:

Cash paid during the year for:

Interest	$ 1,590,274	$289,408

Income taxes	$ 603,359	$ 2,058,251

Non-cash transactions:

Common stock issued for payment of notes payable	$ -	$ 400,000

Common stock issued for stock offering costs	$ -	$ 331,000

Land use rights transferred from related party	$ -	$ 5,892,000

Proceeds from issuance of convertible notes received by related party	$ -	$ 1,964,093

The accompanying notes are an integral part of the consolidated financial statements

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Silvan Industries, Inc. (formerly known as Exotacar, Inc., Phoenix Energy Resource Corporation (“PNXE”) and China Forestry Industry Group, Inc.) ( “the Company”, “we”, “us”, “our” or “SLVA”) was incorporated on June 3, 2005 in the State of Nevada. On June 25, 2008, the Company changed its business focus from the development of online exotic car sales and entered into the oil and natural gas industry towards identifying and pursuing options regarding the development of energy resources, and changed its name from Exotacar, Inc. to Phoenix Energy Resource Corporation. From June 25, 2008 through to the date of the reverse acquisition, the Company was a designated shell company with minimal operations. On January 7, 2011, the Company changed its name from Phoenix Energy Resource Corporation to China Forestry Industry Group, Inc. to more accurately reflect the new business operations. On October 3, 2011, the Company filed a Certificate of Amendment to the Articles of Incorporation of the Company with the Nevada secretary of State to change its name from China Forestry Industry Group, Inc. to Silvan Industries, Inc.

On November 1, 2010, the Company completed a reverse acquisition transaction pursuant to a share exchange agreement among the Company, China Bingwu Forestry Group Limited (“CBF”) and CBF’s sole stockholder, Ms. RenPing Tu, whereby the Company acquired 100% of the issued and outstanding capital stock of CBF in exchange for 20,500,000 shares of the Company’s stock, which constituted 68.33% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition. As a result of the acquisition of CBF, the Company now owns all of the issued and outstanding capital stock of CBF, which in turn owns Qianxinan Aosen Forestry Co., Limited (“QAF”) and Qianxinan Silvan Touch Flooring Co., Limited (“QSTF”). For accounting purposes, the share exchange transaction with CBF was treated as a reverse acquisition and recapitalization of SLVA, with CBF as the acquirer and SLVA as the acquired party. Upon completion of the exchange, CBF, QAF and QSTF became wholly owned subsidiaries of SLVA.

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

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS - CONTINUED

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). This basis differs from that used in the statutory accounts of our subsidiaries in the PRC, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the consolidated financial statements in accordance with US GAAP.

Principle of consolidation

The consolidated financial statements include the accounts of SLVA, CBF, QAF, QSTF and GSTF. All significant intercompany balances and transactions have been eliminated in the consolidation. The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

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

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Use of estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates.

Significant Estimates

These financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to depreciation of property, plant and equipment, amortization of intangible assets, allowance for uncollectible accounts, and impairment testing of long-lived assets. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

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

Shipping and handling

Shipping and handling costs are included in cost of revenue and selling expenses which totaled $32,038 and $80,985 for the years ended December 31, 2011 and 2010, respectively.

Advertising

Advertising costs amounted to $264,199 and $141,486 for the years ended December 31, 2011 and 2010, respectively.

Government grants

Government grants may represent local authority grants to the company for industry development and the revenue is recognized on cash basis when the local authority approves the grant to the Company. Government grant income may also consist of certain other reimbursements from the government.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Foreign currency translation

The reporting currency of the Company is the United States dollar, the functional currency of the Company is the Chinese Reminbi. Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	12/31/2011	12/31/2010
Year end RMB : USD exchange rate	6.36	6.59
Average yearly RMB : USD exchange rate	6.46	6.76

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Accumulated comprehensive income in the consolidated statements of stockholders’ equity amounted to $3,516,571 as of December 31, 2011 and $2,291,124 as of December 31, 2010.

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

The standard credit period for most of the Company’s clients is three months. Management evaluates the collectability of the receivables at least quarterly. Allowance for doubtful accounts as of December 31, 2011 and December 31, 2010 are $0 and $27,252, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Interest is capitalized as part of the historical cost during the construction period for qualified assets. Interest is capitalized until the asset is ready for service. Capitalized interest is determined based upon the Company’s weighted-average borrowing cost on debt for the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depreciation or impairment, along with other capitalized costs related to that asset. Interest that is qualified for capitalization is insignificant for the years ended December 31, 2011 and 2010, as such, no capitalized interest was recorded for the aforementioned periods.

Intangible assets

Intangible assets consist of land use rights which represent acquisition of land use rights of agriculture land from farmers and are amortized on the straight line basis over their respective lease periods. The lease period of agriculture land ranges from 30 years to 50 years.

Impairment of long – lived assets and intangible assets

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2011 and December 31, 2010, the Company determined no impairment charges were necessary.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Bills payable represent bills issued by an accepting bank in favor of the Company’s suppliers. The Company’s suppliers receive payments from the accepting bank directly upon maturity of the bills, and the Company is obliged to repay the face value of the bills to the accepting bank. These bills are interest free and generally mature six months from the date of issuance. To secure the banks’ undertakings, the Company is required to maintain deposits with such banks amounts equal to 50% to 100% of the bills’ amounts issued, such deposits are presented as restricted cash as of December 31, 2011 and December 31, 2010. Upon maturity of the bills payable, the banks deduct the bills payable amount from the restricted cash account.

Product warranties

Substantially all of the Company’s products are covered by a standard warranty of 1 year for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company provides warranty reserve for product warranties to reflect estimated material and labor costs of maintenance for potential or actual product issues but for which the Company expects to incur an obligation. Based on historically insignificant amount of warranty expense, management determined that no product warranty reserve was necessary as of December 31, 2011 and December 31, 2010.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Statutory Surplus Reserve

In accordance with the relevant laws and regulations of the PRC and the articles of associations of the Company, SLVA’s subsidiaries in the PRC are required to allocate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further allocation is optional.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS . The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about the fair value measurements. The amendments include the following:

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment . The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company intends to adopt the amendments in this Update effective January 1, 2012.

In December 2011, FASB issued ASU No. 2011-12, Comprehensive Income (ASU 2011-12). Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are probable of collection within one year. As such, all trade receivables are reflected as a current asset. Allowance for doubtful accounts as of December 31, 2011 and December 31, 2010 are $0 and $27,252, respectively.

4. INVENTORY

Inventory consists of:

	December 31,	December 31,
	2011	2010

Raw materials	$13,531,084	$6,297,151
Packaging materials and consumable	123,766	96,380
Finished goods	2,770,056	556,148
	$16,424,906	$6,949,679

There was no allowance made for obsolete or slow moving inventory as of December 31, 2011 and December 31, 2010.

5. DEPOSITS AND PREPAID EXPENSES

Deposits and prepaid expenses consist of:

	December 31,	December 31,
	2011	2010

Deposits for
Raw materials and goods supplies	$17,167,200	$9,424,358
Electricity	19,015	113,860
Shipping and handling	-	129,861
Prepayment for services	616,479	773,334
Others	-	116,247
	$17,802,694	$10,557,660

Trade deposits are paid to suppliers of raw materials and goods supplies, electricity and shipping and handling expense as deposits for inventory purchases and provision for services. The inventory is normally delivered within one to three months after the payments have been made. Prepayments for services were paid for financial advisory services and services in connection with the listing of the Company.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. OTHER RECEIVABLES

Other receivables consist of:

	December 31,	December 31,
	2011	2010

Guarantee deposits	$926,346	$682,711
Due from employees	55,196	73,066
Prepaid promotion and advertising expenses	-	-
Prepaid professional expenses	-	9,665
Others	766	11,794
	$982,308	$777,236

Guarantee deposits are provided to financial institutions in return for issuance of a corporate guarantee to financiers. Due from employees are amounts advanced to employees for business expenses on behalf of the Company and will be reconciled upon the employees submitting the business expenses receipts.

7. TAXES RECOVERABLE

According to a tax refund approval notice issued by the Tax Administration of the Ministry of Finance of the PRC, certain items are qualified for the refund of value added tax (VAT). The tax refund rate is 100% in 2009 and 80% in 2010 of the VAT tax payable amount. The Company’s wood flooring and wooden fiber sheets qualify for the VAT refund. The Company is required to pay the VAT tax payable first, then entitled for the tax refund. No such tax refund approval notice has been issued for 2011.

Taxes recoverable consist of:

	December 31,	December 31,
	2011	2010

VAT	$632,786	$2,452,407

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	December 31,	December 31,
	2011	2010

Buildings	$12,939,715	$2,975,099
Machinery and equipment	4,232,933	3,968,175
Motor vehicles	139,864	134,536
Office equipment	248,880	99,436
Furniture and fixtures	54,174	46,212
	17,615,566	7,223,458
Less: Accumulated depreciation	(1,388,553)	(871,169)
	$16,227,013	$6,352,289

During the years ended December 31, 2011, depreciation expense amounted to $477,477, of which $363,826 and $113,651 were recorded as cost of sales and general and administrative expenses, respectively.

During the years ended December 31, 2010, depreciation expense amounted to $284,335, of which $237,072 and $47,263 were recorded as cost of sales and general and administrative expenses, respectively.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INTANGIBLE ASSETS, NET

Net intangible assets at December 31, 2011 were as follows:

		Accumulated
	At Cost	Amortization	Net Book Value

Land use rights	$3,156,395	$110,460	$3,045,935
Forest right	6,290,791	405,854	5,884,937
Software	309,163	23,822	285,341
	$9,756,349	$540,136	$9,216,213

Net intangible assets at December 31, 2010 were as follows:

		Accumulated
	At Cost	Amortization	Net Book Value

Land use rights	$847,752	$53,421	$794,331
Forest right	6,068,000	195,740	5,872,260
	$6,915,752	$249,161	$6,666,591

Private ownership of land is not permitted in the PRC. Instead, the Company has leased five lots of land. The cost of the first, second, fourth and fifth lots land use rights acquired in 2007, 2008, 2011 and 2011 were $331,089 (RMB2,105,232), $550,444 (RMB3,500,000), $621,361 (RMB3,950,925) and $1,653,501 (RMB10,513,782), respectively. These lots were located at Hexing Village, Dingxiao Economic Development Zone, Xingyi City, Qianxinan, Guizhou Province, respectively, within the PRC. The cost of the third lot of land which is forest land, acquired in 2010 was $6,290,791 (RMB40,000,000) and was located at Liping County, Qiandongnan, Guizhou Province, the PRC.

Land use rights are amortized on the straight line basis over their respective lease periods. The lease period of agriculture land is 30 to 50 years.

During the years ended December 31, 2011 and 2010, amortization expense amounted to $274,615 and $218,802, respectively which was recorded under general and administrative expenses.

Estimated amortization for the next five years and thereafter is as follows:

2012	$316,967
2013	316,967
2014	316,967
2015	316,967
2016	316,967
Thereafter	7,631,378
Total	$9,216,213

10. CONSTRUCTION IN PROGRESS

	December 31,	December 31,
	2011	2010

Wooden fiber manufacturing factory	$5,443,862	$5,251,065
Wooden floor manufacturing factory	-	53,283
Total	$5,443,862	$5,304,348

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. LOANS PAYABLE

(a) Short term borrowings

Short-term borrowings represent the borrowings from commercial banks that are due within one year. These loans consisted of the following:

			Interest	December 31,	December 31,
Bank	Term	Notes	rate	2011	2010

Xingyi City Rural Cooperative Bank	March 26, 2010 to March 25, 2011		7.965%	$-	$743,330
Bank of Chongqing	June 29, 2011 to June 28, 2012	(iv)	7.572%	3,145,396	3,034,000
Xingyi City Rural Cooperative Bank	August 3, 2011 to August 2, 2012	(ii)	9.567%	786,349	758,500
China Merchant Bank	March 8, 2011 to March 7, 2012	(iii)	8.484%	3,931,745	-
Xingyi City Rural Cooperative Bank	April 30, 2011 to April 29, 2012	(ii)	8.715%	3,774,475	-
Guiyang City Nanming Rural Credit Cooperative Bank	January 24, 2011 to November 18, 2012	(iii)	8.775%	3,931,745	-
Bank of Guiyang	October 14, 2011 to October 14, 2012	(i)	10.496%	629,079	-

				$16,198,789	$4,535,830

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. LOANS PAYABLE - CONTINUED

(b) Long term debt

Long term debt consists of the following:

			Interest	December 31,	December 31,
Bank	Term	Notes	rate	2011	2010

Guiyang City Nanming Rural Credit Cooperative Bank	January 19, 2011 to January 18, 2013	(iii)	8.775%	$4,089,015	$-

Notes:

(i) The loan has a corporate guarantee by Guizhou City West Investment Guarantee Co., Ltd. The Company paid a total guarantee fee of $71,241 to Guizhou City West Investment Guarantee Co., Ltd.

(ii) The loan has a corporate guarantee by Zhong Ruixin Investment Guarantee Co., Ltd in which our director, Mr. Yi Zeng also serves as their general manager. The Company paid a total guarantee fee of $229,092 to Zhong Ruixin Investment Guarantee Co., Ltd.

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

Interest expense on the loans for the years ended December 31, 2011 and 2010 amounted to $1,590,274 and $289,408, respectively.

12. CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers for orders of product. The products normally are shipped within three months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2011 and December 31, 2010, customer deposits amounted to $4,001,348 and $1,936,733, respectively.

13. OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2011	2010

Other taxes payable	$284,879	$789,252
Due to third parties	880,857	775,187
Due to employees	9,105	151,700
Accrued wages	242,404	113,224
Total	$1,417,245	$1,829,363

Other taxes payable include VAT tax, city maintenance and construction levies, stamp duty, education levies and other miscellaneous taxes.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. INCOME TAXES

The Company is incorporated in the State of Nevada in the U.S. and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.

No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the years ended December 31, 2011 and 2010.

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

Further, QSTF incurred income tax expense during fiscal years 2010 and 2009, but QSTF was entitled to a claim for refund of these payments. Provision for income tax was made at EIT rate of 25% on yearly reported profits less the amounts of income tax refunded for the fiscal years 2010. QSTF is subject to the uniform corporate income tax rate of 25% beginning in 2011.

GSTF is established in 2011 and is subject to the uniform corporate income tax rate of 25%.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2011 and December 31, 2010:

	December 31,	December 31,
	2011	2010

U.S statutory rate	34.0%	34.0%
Foreign income not recognized in USA	-34.0%	-34.0%
PRC statutory rate	25.0%	25.0%
PRC income tax concession	0.0%	-2.6%
Permanent difference	0.8%	0.0%
Parent company’s expenses not subject to PRC tax	1.4%	0.0%

Hong Kong profits tax rate	16.5%	16.5%
Offshore subsidiary income not recognized	-16.5%	-16.5%

Effective tax rate	27.2%	22.4%

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. INCOME TAXES - CONTINUED

Provision for income taxes is as follows:

	December 31,	December 31,
	2011	2010
Current:
Income tax SLVA - U.S. corporate tax	$-	$-
CBF - Hong Kong profits tax	-	-
QAF - China EIT	601,460	1,033,602
QSTF - China EIT	1,683,976	1,646,494
GSTF - China EIT	6,800	-

Deferred	(134,981)	-
	$2,157,255	$2,680,096

The components of the deferred tax assets are as follows:

	December 31,	December 31,
	2011	2010

Deferred tax asset for NOL carryforwards - US	$202,606 $	158,066
Deferred tax asset for NOL carryforwards - HK	61,237	10,223
Warrant and stock option expense	45,900	45,900
Temporary difference from intercompany sales profit	137,221	-

	446,964	214,189
Valuation allowance	(309,743)	(214,189)
Total deferred tax assets	$137,221 $	-

Deferred income taxes have been classified in the consolidated balance sheets as of December 31, 2011 and 2010 as follows:

	December 31,	December 31,
	2011	2011

Current assets	$137,221	$-
Net deferred tax assets	$137,221	$-

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $309,743 and $214,189, respectively. The change in total allowance for the year ended December 31, 2011 and 2010 was an increase of $95,554 and $214,189.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. INCOME TAXES - CONTINUED

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At December 31, 2011, the Company had net operating loss carry forwards for United States Federal and State income tax purposes of approximately $595,900 (the “NOL carry forwards-US”), which were available to offset future US taxable income, if any, through 2030. At December 31, 2011, the Company had net operating loss carry forwards for Hong Kong profit tax purposes of approximately $371,000 (the “NOL carry forwards-HK”). Based upon the uncertainty of future US and Hong Kong taxable income, management has fully reserved the deferred tax asset associated with the NOL carry forwards and stock option expense for US and Hong Kong income tax purposes.

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the years ended December 31, 2011 and 2010. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

15. STOCK OPTIONS AND WARRANTS

The Company accounts for its stock options and warrants in accordance with ASC Topic 718, “Compensation – Stock Compensation” and ASC Topic 505-50 “Equity – Based Payments to Non-Employees” which were adopted by the Company on December 15, 2010. The Company issued a warrant on December 15, 2010 to a third party for the purchase of 60,000 shares of the Company’s common stock at an exercise price of $4.00 per share. The warrant expires on December 15, 2015.

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

	Number of shares		Remaining
	entitled to	Exercise	Contractual Life
	purchase	Price	(years)
Balance as of December 31, 2010	60,000	$4.00	4.95
Warrants exercised	-	-
Warrants expired	-	-
Total outstanding as of December 31, 2011	60,000	$4.00	3.95

The share based compensation expense for the years ended December 31, 2011 and 2010 was $nil and $135,000, respectively.

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

On November 1, 2010, the Company issued 3,309,956 shares of common stock to a company who provided services for the benefit of the Company and/or its subsidiaries in connection with the reverse acquisition and recapitalization of the Company. The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.10 per share. The Company calculated stock based compensation of $331,000 and recorded this amount as stock offering costs in connection with the recapitalization of the Company and have recorded this amount as a reduction of paid in capital.

On November 1, 2010, the Company issued 100,000 shares of common stock to an individual who provided services for the benefit of the Company. The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.15 per share. There share based compensation expense for the years ended December 31, 2011 and 2010 was $nil and $15,170, respectively.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. CONCENTRATION, RISKS, AND UNCERTAINTIES

The Company has the following concentrations of business with customers constituting 10% or greater of the Company’s revenues for the years ended December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010

Customer A	74.49%	47.95%
Customer B	14.03%	25.75%

As of December 31, 2011, amount due from customer A and customer B were $3,340,402 and $495,929, respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

The Company has the following concentrations of business with suppliers constituting 10% or greater of the Company’s purchases for the years ended December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010

Supplier A	59.79%	43.71%
Supplier B	17.08%	*
Supplier C	13.78%	*
Supplier D	*	22.73%
Supplier E	*	10.35%

* Constitute less than 10% of the Company’s total purchases.

As of December 31, 2011, amount due to supplier A, B and C were $309,973, $0 and $0, respectively.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. ECONOMIC AND POLITICAL RISK

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

18. COMMITMENTS AND CONTINGENCIES

(1) Operating Leases

As of December 31, 2011, the Company entered into six lease agreements for its stores and warehouses at six locations which expire in 2014. The future minimum lease payments as of December 31, 2011 are as follow:

For the year ending December 31,

2012	$83,471
2013	62,495
2014	3,876
$149,842

During the years ended December 31, 2011 and 2010, rental expenses amounted to $51,913 and $0, respectively which was recorded under general and administrative expenses.

(2) Capital commitment

Production line for wooden fiber sheet

At December 31, 2011, the total estimated contract costs to complete the production line for wooden fiber sheet are approximately $58.6 million (RMB372.4 million) of which the Company has paid for approximately $6.2 million (RMB39.2 million). The project is in the planning stage and the remaining of $52.4 (RMB333.2 million) will be paid upon completion of the production line.

Production line for wooden floor

At December 31, 2011, the total estimated contract costs to complete the production line for wooden floor are approximately $23.8 million (RMB151.6 million) of which the Company has paid for approximately $0.3 million (RMB1.6 million). The project is in the planning stage and the remaining of $23.5 million (RMB150.0 million) will be paid upon completion of the production line.

Purchase of Property

At December 31, 2011, the total estimated contract costs to acquire a property under construction are approximately $9.8 million (RMB62.7 million) of which the Company has paid for approximately $6.7 million (RMB42.5 million). On December 17, 2011, QAF and QSTF entered into an agreement with the constructor to transfer the unpaid balance of $3.1 million (RMB20.2 million) from QAF to QSTF and QSTF will offset this balance by providing wooden floor to the constructor.

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. COMMITMENTS AND CONTINGENCIES - CONTINUED

(3) Obligations under material contracts

(i)

The Company entered into a financial advisory agreement dated February 2, 2010 to appoint Asia Regal Financial Capital Group Co., Ltd. and Shenzhen Junwei Investment and Development Co., Ltd. as financial advisors. Pursuant to the agreement, the Company is obligated to issue 100,000 of common shares at $0.10 per share to them prior to December 31 of every year within 5 years from the Company listing on OTCBB. The agreement contains an exclusivity provision whereby the Company has agreed to engage them as the Company’s sole financial advisor and its related company within 2 years since the date of the Company’s listed on OTCBB and also contains a $1 million liquidated damages provision for breach of such exclusivity. The Company has not issued the 100,000 shares of common stock for the year ended December 31, 2011. As of the issuance date of the consolidated financial statements, the financial advisor has not requested for the issuance of the shares.

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

	December 31,	December 31,
	2011	2010
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$5,788,389	$9,291,492
Basic earnings per share	$0.19	$0.42

Basic weighted average shares outstanding	30,000,932	22,083,333

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. EARNINGS PER SHARE – CONTINUED

	December 31,	December 31,
	2011	2010
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income used in computing diluted earnings per share	$5, 788,389	$9,291,492
Diluted earnings per share	$0.19	$0.42

Weighted average outstanding shares of common stock	30,000,932	22,083,333
Warrants and contingently issuable shares	-	2,500
Options and contingently issuable shares	-	-
Diluted weighted average shares outstanding	30,000,932	22,085,833

For the year ended December 31, 2011, 60,000 warrants were not included in the diluted earnings per share because the average stock price was lower than the strike price of these warrants.

	December 31,	December 31,
	2011	2010

Potential common shares outstanding as of December 31,
Warrant outstanding (shares)	60,000	60,000

SILVAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. PRODUCT LINE INFORMATION

The Company sells wooden fiber sheets and wooden floors which are used by customers in various industries. The production process, class of customer, selling practice and distribution process are the same for all wooden fiber sheets and wooden floors. The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by product lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. The Company considers itself to be operating within one reportable segment. The Company does not have long-lived assets located in foreign countries. The Company’s net revenue from external customers by main product lines is as follows:

	December 31,	December 31,
	2011	2010
Domestic sales
Wooden fiber sheet	$6,122,677	$11,325,359
Wooden floor	30,562,038	25,716,801
	$36,684,715	$37,042,160

21. RELATED PARTIES TRANSACTIONS

As of December 31, 2011 and 2010, the Company had the following significant related party transactions:

Name of related party	Nature of transactions

Mr. YuLu Bai, Chief Executive Officer	Due from Mr. YuLu Bai totaled $1,272,231 and $0 as of December 31, 2011 and 2010, respectively and included in Due from Related Party. Due to Mr. YuLu Bai was $1,527,080 as of December 31, 2010. The amounts are unsecured, interest free and have no fixed term of repayment.

The amount due from Mr. Bai relates to proceeds from the share exchange agreement which was deposited to Mr. Bai’s account. At December 31, 2010, the Company recorded a payable to Mr. Bai for forestry rights that Mr. Bai paid on behalf of the Company; therefore, the amount due from Mr. Bai was netted with the amount due to Mr. Bai, resulting in a net due to related party balance of $1,527,080. During the year ended December 31, 2011, the Company paid off the amount due to Mr. Bai, resulting in a net due from related party balance of $1,272,231 as of December 31, 2011. The Company expects to collect the amount due from Mr. Bai by June 30, 2012.

Mr. Yudong Ji, Director	Due from Mr. Ji totaled $147,834 and $0 as of December 31, 2011 and 2010, respectively and included in Due from Related Party. The amount represents a loan to Mr. Ji on March 29, 2011 and matures on June 30, 2012. The loan is unsecured and interest free.

EXHIBIT INDEX

Exhibit No.	Description
2.1

Share Exchange Agreement, dated November 1, 2010, among the Company, China Bingwu Forestry Group Limited and its sole shareholder [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

3.1

Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on January 7, 2011 [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 13, 2011]

3.2

Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on October 3, 2011 [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 6, 2011]

3.3	Amended and Restated Bylaws of the Company [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 9, 2010]
4.1

Common Stock Purchase Warrant, dated December 15, 2010, issued to CCG Investor Relations Partners LLC [incorporated by reference to Exhibit 4.4 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed on December 16, 2011]

4.2	Convertible Note, dated July 23, 2010, payable to Horoy International Holdings Limited [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 5, 2010]
4.3

Convertible Note, dated September 7, 2010, payable to Goldenbridge Investment Holdings Limited [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

4.4

Note Cancellation Agreement, dated September 9, 2010, among the Company and the holders of certain notes payable signatory thereto [incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.1

Securities Purchase Agreement, dated September 23, 2010, by and among the Company, Helvetic Capital Ventures AG and the accredited investor signatory thereto [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2010]

10.2

Repurchase Agreement, dated September 23, 2010, by and between the Company and Helvetic Capital Ventures AG [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2010]

10.3

Equity Transfer Agreement, dated May 18, 2010, by and between China Bingwu Forestry Group Limited and the shareholders of Qian Xi Nan Aosen Forestry Company, Limited signatory thereto (English Translation) [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.4

Share Transfer Agreement, dated May 8, 2009, by and between Qian Xi Nan Aosen Forestry Company, Limited and Guizhou Silvan Touch Wooden Co., Limited (aka Guizhou Yinyan Wood Co. Limited) (English Translation) [incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.5

Shareholder Investment Agreement, dated October 16, 2007, by and between Qian Xi Nan Aosen Forestry Company, Limited and Guizhou Silvan Touch Wooden Co., Limited (aka Guizhou Yinyan Wood Co. Limited) (English Translation) [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.6

Wood Purchase and Sales Contract, dated March 14, 2010, by and between Qian Xi Nan Aosen Forestry Company, Limited and Yan Zhiming (English Translation) [incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.7

Purchase and Sales Contract, dated November 16, 2009, between Qian Xi Nan Aosen Forestry Company, Limited and Guizhou Shuanghe Industrial Trade Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

Exhibit No.	Description
10.8

Purchase and Sales Contract, dated January 1, 2009, by and between Guizhou Yingye Forestry Ltd. and Qian Xi Nan Aosen Forestry Company, Limited (English Translation) [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.9

Purchase and Sales Contract, dated January 1, 2009, by and between Chongqing Huyu Forestry Ltd. and Qian Xi Nan Aosen Forestry Company, Limited (English Translation) [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.10

Purchase and Sales Contract, dated January 1, 2009, by and between Qian Xi Nan Aosen Forestry Company, Limited and Guizhou Shuanghe Industrial Trade Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.11

Exclusive Distribution Contract, dated September 10, 2010, by and between Qian Xi Nan Silvan Flooring Company, Limited and Dang Zhongming (English Translation) [incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.12

Exclusive Distribution Contract, dated September 5, 2010, by and between Qian Xi Nan Silvan Flooring Company, Limited and Lin Hongbin (English Translation) [incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.13

Exclusive Distribution Contract, dated August 25, 2010, by and between Qian Xi Nan Silvan Flooring Company, Limited and Zeng Tianming (English Translation) [incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.14

Exclusive Distribution Contract, dated August 13, 2010, by and between Qian Xi Nan Silvan Flooring Company, Limited and Sui Cheng (English Translation) [incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.15

Loan Contract, dated June 21, 2010, by and between Bank of Chongqing, Guiyang Brach and Qian Xi Nan Aosen Forestry Company, Limited (English Translation) [incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.16

Loan Contract No. 72, dated March 26, 2010, by and between Guizhou Xingyi Rural Cooperative Bank and Qian Xi Nan Aosen Forestry Company, Limited (English Translation) [incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.17

Loan Contract No. 108, dated June July 17, 2009, by and between Guizhou Xingyi Rural Cooperative Bank and Qian Xi Nan Aosen Forestry Company, Limited (English Translation) [incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.18

Forest Right Certificate No. B520802335298, dated December 10, 2009, granted to Qian Xi Nan Aosen Forestry Company, Limited and sealed by the People’s Government of Liping County, People’s Republic of China (English Translation) [incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.19

Forest Right Certificate No. B520802556795, dated December 10, 2009, granted to Qian Xi Nan Aosen Forestry Company, Limited, and sealed by the People’s Government of Liping County, People’s Republic of China (English Translation) [incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.20

Commodity House Sales Contract, Unit 1-2, dated August 25, 2006, by and between Qian Xi Nan Silvan Flooring Company, Limited and Guiyang New Century Real Estate Development Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.21

Commodity House Sales Contract, Unit 1-3, dated August 25, 2006, by and between Qian Xi Nan Silvan Flooring Company, Limited and Guiyang New Century Real Estate Development Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.22

Financial Advisory Agreement, dated February 2, 2010, by and among Qian Xi Nan Aosen Forestry Company, Limited, Asia Regal Finance Capital Group Co., Ltd and Shenzhen Junwei Investment and Development Co., Ltd. [incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed on December 16, 2011]

Exhibit No.	Description
10.23

Letter of Engagement, dated December 7, 2010, by and between the Company and CCG Investor Relations Partners LLC. [incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed on December 16, 2011]

10.24

Trademark Transfer Agreement, dated November 18, 2009, by and between Guizhou Silvan Touch Wooden Co., Limited (aka Guizhou Yinyan Wood Co. Limited) and Qian Xi Nan Silvan Flooring Company, Limited (English Translation) [incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.25

Trademark Licensing Agreement, dated November 19, 2009, between Guizhou Silvan Touch Wooden Co., Limited (aka Guizhou Yinyan Wood Co. Limited) and Qian Xi Nan Silvan Flooring Company, Limited (English Translation) [incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 6 to Current Report on Form 8-K/A filed on September 16, 2011]

10.26

Labor Contract, dated May 5, 2010, between Qian Xi Nan Aosen Forestry Company, Limited and Yulu Bai (English Translation) [incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.27

Labor Contract, dated March 27, 2009, between Qian Xi Nan Aosen Forestry Company, Limited and Jiyong He (English Translation) [incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.28

Labor Contract, dated November 21, 2007, between Qian Xi Nan Aosen Forestry Company, Limited and Fangping Peng (English Translation) [incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.29

Labor Contract, dated May 5, 2010, between Qian Xi Nan Aosen Forestry Company, Limited and Dongshen Tan (English Translation) [incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on November 5, 2010]

10.30

English Translation of Loan Contract, dated February 25, 2011, by and between China Merchant Bank Co., Ltd. Guiyang Branch and Qian Xi Nan Aosen Forestry Company, Limited. [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A filed on February 28, 2012]

10.31

English Translation of Working Capital Loan Contract, dated April 30, 2011, by and between Guizhou Xingyi Rural Cooperative Bank and Qian Xi Nan Aosen Forestry Company, Limited. [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A filed on February 28, 2012]

10.32

English Translation of Working Capital Loan Contract, dated June 29, 2011, by and between Guiyang Branch, Bank of Chongqing Co., Ltd. and Qian Xi Nan Aosen Forestry Company, Limited. [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A filed on February 28, 2012]

10.33

English Translation of Working Capital Loan Contract, dated August 3, 2011, by and between Guizhou Xingyi Rural Cooperative Bank and Qian Xi Nan Aosen Forestry Company, Limited. [incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A filed on February 28, 2012]

10.34

English Translation of Working Capital Loan Contract, dated January 19, 2011, by and between Guiyang Nanming District Rural Credit Cooperative Bank, Xinhu Lu Branch and Qian Xi Nan Aosen Forestry Company, Limited. [incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q/A filed on February 28, 2012]

10.35

English Translation of Working Capital Loan Contract, dated January 19, 2011, by and between Guiyang Nanming District Rural Credit Cooperative Bank, Xinhu Lu Branch and Qian Xi Nan Silvan Flooring Company, Limited. [incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q/A filed on February 28, 2012]

10.36

English Translation of Pledge Agreement, dated March 7, 2011, by and between China Merchant Bank Co., Ltd. Guiyang Branch and Guizhou Huacheng Real Estate Co., Ltd. [incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q/A filed on February 28, 2012]

Exhibit No.	Description
10.37

English Translation of Pledge Agreement, dated June 29, 2011, by and between Guiyang Branch, Bank of Chongqing and Guizhou Huacheng Real Estate Co., Ltd. [incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q/A filed on February 28, 2012]

10.38

English Translation of Guarantee Agreement, dated July 4, 2011, by and among Guiyang Branch, Bank of Chongqing, Ji Yudong, Zeng Yi, Bai Yulu and Shi Bei. [incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q/A filed on February 28, 2012]

10.39

English Translation of Guarantee Agreement, dated April 30, 2011, by and between Guizhou Xingyi Rural Cooperative Bank and Guizhou Dingshengxin Guarantee & Investment Co., Ltd., Xi’nanzhou Branch. [incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q/A filed on February 28, 2012]

10.40

English Translation of Guarantee Agreement, dated August 3, 2011, by and between Guizhou Xingyi Rural Cooperative Bank and Guizhou Dingshengxin Guarantee & Investment Co., Ltd., Xi’nanzhou Branch. [incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q/A filed on February 28, 2012]

21*	Subsidiaries of the Company
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1

Option Agreement, dated May 17, 2010, between Ren Ping Tu and Yulu Bai [incorporated by reference to Exhibit 99.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed on January 11, 2011]

101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

*Filed herewith